Form 10-Q
period 1995-03-31
NEW ENGLAND LIFE PENSION PROPERTIES
filed 1995-05-12
CIK 711417

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended MARCH 31, 1995        COMMISSION FILE NUMBER 0-11884
                      NEW ENGLAND LIFE PENSION PROPERTIES;
                        A REAL ESTATE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


     MASSACHUSETTS                           04-2774875
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

399 BOYLSTON STREET, 13TH FL.
BOSTON, MASSACHUSETTS    02116
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (617) 578-1200



Former Name, former address and former fiscal year if changed since last report


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X    No  ___

                      NEW ENGLAND LIFE PENSION PROPERTIES;
                        A REAL ESTATE LIMITED PARTNERSHIP
                                FORM 10-Q

                  FOR QUARTER ENDED MARCH 31, 1995
                                PART I
                          FINANCIAL INFORMATION



                                                               Page(s)

Item 1.   Financial Statements
Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operation

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET
(Unaudited)

                                   March 31, 1995      December 31, 1994                                           1994
                                   --------------      ---------------
ASSETS
Real estate investments:
  Ground leases and mortgage
   loans, net                      $11,113,875         $11,115,609
  Property, net                      4,913,092           4,886,582
  Deferred leasing costs and
   other assets, net                   200,470             197,320
                                    ----------          ----------
                                    16,227,437          16,199,511

Cash and cash equivalents            1,555,900           2,431,089
Short-term investments                 760,490              -
Interest, rent and other
receivables                             60,899              50,654
                                   -----------         -----------

                                   $18,604,726         $18,681,254
                                   ===========         ===========
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                   $    92,715         $   255,659
Accrued management fee                  24,575              24,575
Deferred disposition fees              457,768             457,768
                                   -----------         -----------
Total liabilities                      575,058             738,002
                                   -----------         -----------


Partners' capital:
  Limited partners ($546.66
     per unit, respectively;
     30,000 units authorized,
     issued and outstanding)        17,983,683          17,898,131
  General partner                       45,985              45,121
                                   -----------          ----------

                                    18,029,668          17,943,252
                                   -----------          ----------

Total partners' capital            $18,604,726         $18,681,254
                                   ===========         ===========


                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(Unaudited)

                                      Quarter ended March, 31                                 31, ------------------
                                      -----------------------
                                        1995          1994
                                        ----          -----
INVESTMENT ACTIVITY
Property rentals                      $194,110      $152,593
Property operations                    (71,249)      (77,711)
Depreciation and amortization          (48,204)      (47,661)
                                      --------       --------                                        74,657
                                        74,657        27,221

Ground rentals and interest on
mortgage loans                         277,410       444,094
                                       -------       --------

     Total real estate activity        352,067       471,315


Interest on cash equivalents
     and short-term investments         33,405        13,828
                                        ------        ------


     Total investment activity         385,472       485,143
                                       -------       -------

PORTFOLIO EXPENSES

Management fee                          24,575        38,811
General and administrative              25,996        26,528
                                        ------        ------
                                        50,571        65,339
                                        ------        ------


NET INCOME                            $334,901      $419,804
                                      ========      ========

Net income per limited partnership
unit                                  $  11.05       $ 13.85
                                      ========      ========

Cash distributions per limited
partnership unit                      $   8.20      $  12.95
                                      ========      ========

Number of limited partnership units
outstanding during the period           30,000        30,000
                                      ========      ========

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(Unaudited)

                                Quarter ended March 31,
                           ----------------------------------
                            1995                     1994
                            ----                     -----

                     General     Limited       General    Limited
                     Partners    Partners      Partners   Partners
                     --------    --------      --------   --------

Balance at beginning
     of period       $ 45,121    $17,898,131   $28,359  $22,039,045
Cash distributions     (2,485)      (246,000)   (3,924)    (388,500)

Net income              3,349        331,552     4,198      415,606
                     --------    -----------   -------    ----------
Balance at end of
     period          $ 45,985    $17,983,683   $28,633  $22,066,151
                     ========    ===========   =======   ===========







                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

Summarized Statement of Cash Flows
(Unaudited)


                                                Quarter Ended March 31,
                                             ---------------------------
                                                 1995            1994
                                                 -----           ------
Net cash provided by operating activities       $ 265,813       $454,936
                                               ----------      ----------
Cash flows from investing activities:
Capital expenditures on owned property           (134,036)       (50,027)
Decrease (increase) in short-term
        investments, net                         (758,481)       119,541
                                               -----------      ---------
Net cash provided by (used in)
          investing activities                   (892,517)         69,514
                                               -----------      ---------
Cash flows from financing activity:
Distributions to partners                        (248,485)       (392,424)
                                               -----------      ----------
Net increase (decrease) in cash and
cash equivalents                                 (875,189)        132,026

Cash and cash equivalents:
Beginning of period                             2,431,089       1,038,303
                                               -----------      ----------
End of period                                  $1,555,900      $1,170,329
                                               ===========     ==========





                 (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

Notes to Financial Statements
(Unaudited)


In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1995 and December 31, 1994 and the results of its operations, its cash flows and changes in partners' capital for the interim periods ended March 31, 1995 and 1994. These adjustments are of a normal recurring nature.

See notes to financial statements included in the Partnership's 1994 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
- - - - - ----------------------------------

New England Life Pension Properties; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. The Partnership commenced operations in June 1983
and acquired several real estate investments through   1985.  It intends to
dispose of its investments within twelve years of their acquisition, and then liquidate;however, the general partner will extend the investment period if it is in the best interest of the limited partners.

NOTE 2 - INVESTMENTS IN GROUND LEASES AND MORTGAGE LOANS
- - - - - --------------------------------------------------------

In accordance with Statement of Financial Accounting Standards No. 114 which the Partnership adopted as of January 1, 1993, the mortgage loan on Decatur TownCenter is impaired. Accordingly, a valuation allowance has been established to adjust the carrying value of the loan to its estimated fair market value less anticipated costs of sale. The recorded and carrying values of the impaired mortgage loan at the beginning and end of the respective periods are as follows:

                                Recorded     Valuation   Carrying
                                  Value      Allowance    Value
Balance at December 31, 1993    $6,561,846  $(2,800,000) $3,761,846
                                ==========  ===========  ==========

Balance at March 31, 1994       $6,558,558  $(2,800,000) $3,758,558
                                ==========  ===========  ==========

Balance at December 31, 1994    $6,646,927  $(2,600,000) $4,046,927
                                ==========  ===========  ==========

Balance at March 31, 1995       $6,645,193  $(2,600,000) $4,045,193
                                ==========  ===========  ==========

     During the second and fourth quarters of 1994, the valuation allowance was reduced by a total of $200,000.

NOTE 3 - SUBSEQUENT EVENT
- - - - - -------------------------

Distributions of cash from operations relating to the quarter ended March 31, 1995 were made on April 27, 1995 in the aggregate amount of $248,485 ($8.20 per limited partnership unit).

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES
- - - - - -------------------------------

The Partnership completed its offering of units of limited partnership interest in June, 1983. A total of 30,000 units were sold. The Partnership received proceeds of $27,253,251, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments; one was sold in 1985, one in 1991 and another in 1994. As a result of these sales and similar transactions, capital of $13,600,200 has been returned to the limited partners as of March 31, 1995. One of the Partnership's mortgage loan investments had a maturity in 1994 and another matured in February 1995. The Partnership is in the process of evaluating various alternatives to renewing these loans.

At March 31, 1995, the Partnership had $2,316,390 in cash, cash equivalents and short-term investments, $248,485 of which was used for cash distributions to partners on April 27, 1995; the remainder will be used to fund the rehabilitation of the Willows Shopping Center or retained as working capital reserves. The source of future liquidity and cash distributions to partners is expected to be cash generated by the Partnership's real estate investments and proceeds from the sale of such investments. Distributions of cash from operations for the first quarter of 1995 were made at the annualized rate of 6% on the adjusted capital contribution. The cash distribution rate for the comparative prior year quarter was 7% on the adjusted capital contribution. The adjusted capital contribution was reduced from $740 per unit to $546.66 in July 1994 as a result of the distribution of sales proceeds from the Ontario Distribution Center sale in June 1994. The reduction in the cash distribution rate is due to the absence of cash flow from Ontario.

The carrying value of real estate investments in the financial statements, other than impaired mortgage loans, is at cost or is reduced to its lower net realizable value if the investment's carrying value is determined not to be recoverable through expected undiscounted cash flows. At March 31, 1995, the carrying value of Willows Shopping Center exceeded its appraised value by approximately $300,000 and the appraised value of the Rivers Corporate Park exceeded its related carrying value by approximately $45,000. The current appraised value of real estate investments has been estimated by the advisor and is generally based on a combination of traditional appraisal approaches performed by the advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.




RESULTS OF OPERATIONS
- - - - - ---------------------


OPERATING FACTORS

Leasing at the Willows Shopping Center remained at 91% during the first quarter of 1995. The center was 78% leased at March 31, 1994 and December 31, 1993. This property is undergoing a full rehabilitation, including the complete renovation and reconfiguration of the center. The general partner has determined that it is in the best interest of the Partnership to provide funding for the rehabilitation costs together with its affiliate. The Partnership's share of the estimated rehabilitation cost is approximately $750,000. Two new tenants (totaling 3,200 square feet) have signed leases this quarter and are scheduled to occupy the space beginning in the second quarter. The two remaining anchor spaces continue to be actively marketed.

Decatur TownCenter occupancy remained at 90% during the first quarter of 1995 (occupancy was 82% at March 1994). Market conditions have improved and the property faces minimal lease rollover during 1995. The Partnership is currently negotiating a loan modification with the borrower in return for the Partnership's sole right to cause a sale. However, there can be no assurance that this negotiation will be successful.

INVESTMENT RESULTS
Exclusive of the activity from the Ontario Distribution Center during the first quarter of 1994 ($151,441), real estate operating results were $352,067 and $319,874 for the quarters ended March 31, 1995 and 1994, respectively. The 10% increase was due primarily to an increase in rental revenue from the Willows Shopping Center due to improved occupancy. This increase was partially offset by a decrease of approximately $12,000 in the operating income generated by Decatur TownCenter.
Operating cash flow, exclusive of Ontario Distribution Center in 1994, decreased approximately $38,000 or 12% between the first quarter of 1994 and 1995. Notwithstanding the improvement in real estate operations between the comparative periods, the change is also due to the change in working capital.

PORTFOLIO EXPENSES
The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

The Partnership management fee for the first quarter of 1995 decreased by approximately $14,000 or 37% from the prior year period due to the decrease in distributable cash flow. General and administrative expenses remained relatively unchanged between these respective periods.



INFLATION
- - - - - ---------

By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may result in appreciation in the value of the Partnership's real estate investments over time, if rental rates and replacement costs increase. Recently, declines in property values, due to market and economic conditions, have overshadowed the positive effect inflation may have on the value of the Partnership's investments.




                      NEW ENGLAND LIFE PENSION PROPERTIES;
                        A REAL ESTATE LIMITED PARTNERSHIP
                                 FORM 10-Q

                        FOR QUARTER ENDED MARCH 31,1995
                                   PART II

                                OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
          a.   Exhibits:   NONE.
               b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 1995

                               SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            NEW ENGLAND LIFE PENSION PROPERTIES; A REAL
                            ESTATE LIMITED PARTNERSHIP
                              (Registrant)



                            -----------------------------------------------
May 10, 1995                Peter P. Twining
                            Managing Director and General Counsel of
                            Managing General Partner,
                            Copley Properties Company, Inc.



                            -----------------------------------------------
May 10, 1995                Marie A. Welch
                            Investment Officer and Chief Accounting Officer of Managing General Partner,
                            Copley Properties Company, Inc.