Form 10-Q
period 1995-09-30
NEW ENGLAND LIFE PENSION PROPERTIES
filed 1995-11-13
CIK 711417

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  ------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     ----------------------------------------------------------------------

For Quarter Ended September 30, 1995    Commission File Number 0-11884


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



----------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes _X__       No ___




                      NEW ENGLAND LIFE PENSION PROPERTIES;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------




NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET
(Unaudited)

                                   September 30, 1995   December 31, 1994
                                   ------------------   -----------------

ASSETS

Real estate investments:
   Ground leases and mortgage loans,
   net                                $   11,143,875      $   11,115,609
   Property, net                           5,009,042           4,886,582
   Deferred leasing costs and
   other assets, net                         192,507             197,320
                                      ---------------     ---------------
                                          16,345,424          16,199,511


Cash and cash equivalents                  1,249,367           2,431,089
Short-term investments                     1,055,393               --
Interest, rent and other receivables         145,854              50,654
                                      ---------------     ---------------
                                      $   18,796,038      $   18,681,254
                                      ===============     ===============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                      $      103,854      $      255,659
Accrued management fee                        24,575              24,575
Deferred disposition fees                    457,768             457,768
                                      ---------------     ---------------
Total liabilities                            586,197             738,002
                                      ---------------     ---------------

Partners' capital:
   Limited partners ($546.66 per
     unit; 30,000 units authorized,
     issued and outstanding)              18,162,055          17,898,131
   General partner                            47,786              45,121
                                      ---------------     ---------------
Total partners' capital                   18,209,841          17,943,252
                                      ---------------     ---------------

                                      $   18,796,038      $   18,681,254
                                      ===============     ===============

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(Unaudited)

                                        Quarter Ended      Nine Months Ended       Quarter Ended      Nine Months Ended
                                      September 30, 1995   September 30, 1995    September 30, 1994   September 30, 1994
                                      ------------------   ------------------   -------------------   ------------------
INVESTMENT ACTIVITY

Property rentals                       $       161,203       $      587,785       $       153,575       $       435,149
Property operations expense                    (87,340)            (232,331)             (103,646)             (253,687)
Depreciation and amortization                  (54,654)            (149,719)              (43,819)             (137,163)
                                        ---------------      ---------------      ----------------       ---------------
                                                19,209              205,735                 6,110                44,299

Credit from (provision for) impaired
  mortgage loans                                  --                 30,000                  --                 100,000
Ground rentals and interest on mortgage
  loans                                        283,355              837,625               297,065             1,190,858
                                        ---------------      ---------------      ----------------       ---------------

   Total real estate operations                302,564            1,073,360               303,175             1,335,157

Gain on sale of property                          --                   --                    --               1,385,561
                                        ---------------      ---------------      ----------------       ---------------
   Total real estate activity                  302,564            1,073,360               303,175             2,720,718

Interest on cash equivalents
  and short term investments                    31,840               99,083                44,325                81,895
                                        ---------------      ---------------      ----------------       ---------------
   Total investment activity                   334,404            1,172,443               347,500             2,802,613
                                        ---------------      ---------------      ----------------       ---------------


Portfolio Expenses

Management fee                                  24,575               73,726                27,273               104,895
General and administrative                      28,894               86,673                22,328                82,056
                                        ---------------      ---------------      ----------------       ---------------
                                                53,469              160,399                49,601               186,951
                                        ---------------      ---------------      ----------------       ---------------

Net Income                             $       280,935       $    1,012,044       $       297,899       $     2,615,662
                                        ===============      ===============      ================       ===============

Net income per limited partnership
  unit                                 $          9.27       $        33.40       $          9.83       $         86.32
                                        ===============      ===============      ================       ===============

Cash distributions per
  limited partnership unit             $          8.20       $        24.60       $        206.29       $        232.19
                                        ===============      ===============      ================       ===============

Number of limited partnership
  units outstanding during the period           30,000               30,000                30,000                30,000
                                        ===============      ===============      ================       ===============

                (See accompanying notes to financial statements)


NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(Unaudited)

                Quarter Ended        Nine Months Ended         Quarter Ended           Nine Months Ended
              September 30, 1995     September 30, 1995      September 30, 1994        September 30, 1994
             -------------------    -------------------      -------------------       ------------------

              General     Limited    General     Limited      General     Limited        General     Limited
              Partner    Partners    Partner    Partners      Partner    Partners        Partner    Partners
            ---------    --------    --------  ---------     --------   ---------      ---------   ---------

Balance at
beginning of
period       $  47,462  $18,129,929   $ 45,121  $17,898,131   $ 43,689   $ 23,556,630   $ 28,359  $22,039,045


Cash
distributions   (2,485)    (246,000)    (7,455)    (738,000)    (3,924)    (6,188,700)   (11,772)  (6,965,700)


Net income       2,809      278,126     10,120    1,001,924      2,979        294,920     26,157    2,589,505
              ---------   ----------   --------   ----------  ---------     ----------   --------   ---------


Balance at
end of period$  47,786  $18,162,055   $ 47,786  $18,162,055   $ 42,744   $ 17,662,850   $ 42,744  $17,662,850
              ========= ============  ========= ===========   ========   ============  =========  ===========

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                            Nine Months Ended September 30,
                                            --------------------------------
                                                   1995            1994
                                            --------------------------------

Net cash provided by operating activities   $     932,092    $   1,283,974
                                            --------------   --------------
Cash flows from investing activities:
   Net proceeds from sale of investment              --          6,222,295
   Capital expenditures on owned property        (319,945)        (202,769)
   Decrease (increase) in short-term
       investments, net                        (1,048,414)         581,914
   Increase in deferred disposition fees             --            192,442
                                              ------------     ------------
          Net cash provided by (used in)
          investing activities                 (1,368,359)       6,793,882
                                              ------------     ------------

Cash flows from financing activity:
   Distributions to partners                     (745,455)      (6,977,472)
                                              ------------     ------------

          Net increase (decrease) in cash
          and cash equivalents                 (1,181,722)       1,100,384

Cash and cash equivalents:
   Beginning of period                          2,431,089        1,038,303
                                              ------------     ------------

   End of period                            $   1,249,367    $   2,138,687
                                            ==============   ==============

                (See accompanying notes to financial statements)


NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1995 and December 31, 1994 and the results of its operations, its cash flows and changes in partners' capital for the interim periods ended September 30, 1995 and 1994. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1994 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. The Partnership commenced operations in July, 1983 and acquired several investments through 1985. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the general partner could extend the investment period if it is in the best interest of the limited partners.

NOTE 2 - INVESTMENTS IN GROUND LEASES AND MORTGAGE LOANS
--------------------------------------------------------

     In accordance with Statement of Financial Accounting Standards No. 114, subsequently amended by Financial Accounting Standard No. 118, which the Partnership adopted as of January 1, 1993, the mortgage loan on Decatur TownCenter is impaired. Accordingly, a valuation allowance has been established to adjust the carrying value of the loan to its estimated fair market value less anticipated costs of sale. The recorded and carrying values of the impaired mortgage loan at the beginning and end of the respective periods are as follows:

                                    Recorded      Valuation       Carrying
                                     Value        Allowance        Value
                                  -----------    -----------     ----------

Balance at January 1, 1994      $  6,561,846   $ (2,800,000)   $  3,761,846
                                =============                  =============
Increase in estimated
  fair market value of
  collateral                                        100,000
                                                ------------

Balance at September 30, 1994   $  6,551,951   $ (2,700,000)   $   3,851,951
                                 ============  =============    ============

Balance at December 31, 1994    $  6,646,927   $ (2,600,000)   $   4,046,927
                                 ============                   ============

Increase in estimated fair
  market value of collateral                          30,000
                                                ------------

Balance at September 30, 1995   $  6,848,933   $ (2,570,000)   $   4,278,933
                                 ============  =============    ============

During the fourth quarter of 1994, the allowance was reduced by $100,000.

NOTE 3 - SUBSEQUENT EVENT
-------------------------

Distributions of cash from operations relating to the quarter ended September 30, 1995 were made on October 26, 1995 in the aggregate amount of $248,485 ($8.20 per limited partnership unit).


Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in June, 1983. A total of 30,000 units were sold. The Partnership received proceeds of $27,253,251, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments; one was sold in 1985, one in 1991 and another in 1994. As a result of these sales and similar transactions, capital of $13,600,200 has been returned to the limited partners as of September 30, 1995. One of the Partnership's mortgage loan investments matured in 1994 and another matured in February, 1995. The Partnership is in the process of evaluating various alternatives to renewing these loans.

At September 30, 1995, the Partnership had $2,304,760 in cash, cash equivalents and short-term investments, $248,485 of which was used for cash distributions to partners on October 26, 1995; the remainder will be used to fund the rehabilitation of the Willows Shopping Center or retained as working capital reserves. The source of future liquidity and cash distributions to partners is expected to be cash generated by the Partnership's real estate investments and proceeds from the sale of such investments. Distributions of cash from operations for the first, second and third quarters of 1995 were made at the annualized rate of 6% on the adjusted capital contribution while the cash distribution rate for the comparative prior year quarters was 7%, 7% and 6%, respectively. The adjusted capital contribution was reduced from $740 per unit to $546.66 per unit in July, 1994, as a result of the distribution of sales proceeds from the Ontario Distribution Center sale in June, 1994. The reduction in the cash distribution rate is due to the absence of cash flow from Ontario.

The carrying value of real estate investments in the financial statements, other than impaired mortgage loans (Decatur TownCenter), is at cost or is reduced to its lower net realizable value if the investment's carrying value is determined not to be recoverable through expected undiscounted cash flows. At September 30, 1995, the carrying value of Willows Shopping Center exceeded its appraised value by approximately $455,000 and the appraised value of the Rivers Corporate Park exceeded its related carrying value by approximately $40,000. The current appraised value of real estate investments has been estimated by the general partner and is generally based on a combination of traditional appraisal approaches performed by the advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


Results of Operations
---------------------

Operating Factors

     The Willows Shopping Center has remained 91% leased since the end of 1994. (The Center was 74% leased at September 30, 1994.) This property is undergoing a full rehabilitation, including the complete renovation and reconfiguration of the Center. The general partner has determined that it is in the best interest of the Partnership to provide funding for the rehabilitation costs, together with its affiliate which shares in the ownership. The Partnership's share of the remaining estimated rehabilitation cost is approximately $600,000. During the second quarter a lease buyout was agreed upon with the tenant who had vacated the pad site at the entrance to the Center. One of the anchor tenants at the Center has been experiencing financial difficulties. During October 1995, this tenant requested an early termination of its lease. The Partnership is currently in negotiations with this tenant.

     Decatur TownCenter occupancy has remained at 93% during 1995. (The property was 95% leased at September 30, 1994.) Market conditions are good and the property faces minimal lease rollover exposure during 1995. Late in the third quarter, the Partnership was successful in restructuring the ground lease and reaching an agreement with the borrower that allows the Partnership the sole right to cause a sale on or after January 1, 1996.


Investment Results

     In June, 1994, the Ontario Distribution Center investment was sold. After the accrual of the disposition fee of $192,442 payable to the advisor, the Partnership recognized a gain of $1,385,561. During the nine months ended September 30, 1994, $309,718 in ground rentals and interest on mortgage loans was recognized from this investment.

     The credit from (provision for) impaired mortgage loans relates solely to changes in the net fair market value of the collateral underlying the Decatur TownCenter mortgage loans. Exclusive of the credit from (provision for) impaired mortgage loans and the activity from Ontario Distribution Center, real estate investment results were $1,043,360 and $925,439 for the nine months ended September 30, 1995 and 1994, respectively. This increase of $117,921 or 13% was due to an increase in income of $160,000 generated by Willows Shopping Center as a result of both improved occupancy and the Partnership's share of the lease buyout proceeds (approximately $65,000) received in the second quarter. This increase was partially offset by a decrease of approximately $40,000 in operating income generated by Decatur TownCenter due to lower average occupancy.

     Interest on cash equivalents and short-term investments increased by $17,188 or 21% due primarily to higher average investment balances.

     Cash flow from operations decreased by $351,882 or 27% between the respective nine month periods. This change is reflective of the aforementioned changes in operating results and the changes in net working capital.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee for the first nine months of 1995 decreased approximately $31,000 compared to the respective prior year period due to the decrease in distributable cash flow. General and administrative expenses between these respective periods increased approximately $4,200 or 6% primarily due to an increase in legal fees associated with the Decatur TownCenter agreement.







                      NEW ENGLAND LIFE PENSION PROPERTIES;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.   Exhibits:   None.

                  b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1995.




                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NEW ENGLAND LIFE PENSION PROPERTIES;
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                           (Registrant)



November 9, 1995                   -----------------------------------------
                                   Peter P. Twining
                                   Managing Director and General Counsel
                                   of Managing General Partner,
                                   Copley Properties Company, Inc.



November 9, 1995                   -----------------------------------------
                                   Marie A. Welch
                                   Investment Officer and Chief Accounting
                                   Officer of Managing General Partner,
                                   Copley Properties Company, Inc.