Form 10-K
period 1995-12-31
NEW ENGLAND LIFE PENSION PROPERTIES
filed 1996-03-28
CIK 711417

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                          COMMISSION FILE NO. 0-11884
                           ________________________

                     NEW ENGLAND LIFE PENSION PROPERTIES;
                       A REAL ESTATE LIMITED PARTNERSHIP

            (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                     04-2774875
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

 399 Boylston Street, 13th Floor
   Boston, Massachusetts                                      02116
(Address of principal executive offices)                   (Zip Code)


              Registrant's telephone number, including area code:
                                (617) 578-1200

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                     Units of Limited Partnership Interest

                               (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No  ___
                                  ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          No voting stock is held by non-affiliates of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                                    PART I
                                    ------

Item 1.   Business.
          --------

          New England Life Pension Properties; A Real Estate Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on December 17, 1982, to invest primarily in newly-constructed and existing income-producing real properties.

          The Partnership was initially capitalized with contributions of $2,000 from Copley Properties Company, Inc. (the "General Partner") and $10,000 from NELRECO Troy, Inc. (the "Initial Limited Partner"). On December 23, 1982 the Partnership filed a Registration Statement on Form S-11 (the "Registration Statement") with the Securities and Exchange Commission with respect to the public offering of 20,000 units of limited partnership interest at a purchase price of $1,000 per unit (the "Units") with an option to sell up to an additional 10,000 Units (an aggregate of $30,000,000). The Registration Statement was declared effective on March 22, 1983. On June 29, 1983 the Partnership sold all 30,000 Units, and the Partnership admitted 3,193 investors as limited partners (the "Limited Partners"), with $29,652,760 being contributed to the capital of the Partnership. At the same time, the Initial Limited Partner withdrew its contribution from the Partnership.

          The Partnership does not have any employees. Services are performed for the Partnership by the General Partner and by affiliates of the General Partner.

          At December 31, 1995 the Partnership had the three real estate investments described below. In 1985 a joint venture in which the Partnership was a partner sold its interest in a fourth real estate investment. In May, 1991, the Partnership sold a fifth real estate investment that resulted in a capital distribution of $50.00 per Unit. In June 1994, a sixth investment, an industrial building in Ontario, California, was sold, resulting in a capital distribution of $193.34 per unit.


          The Partnership and its affiliate, New England Life Pension Properties II have provided the ground lessee of one of the Partnership's properties, the Willows Shopping Center in Concord, California, with a $2.5 million leasehold mortgage loan for the purpose of completing the renovation of the Center. New England Life Pension Properties I will fund $625,000, with the balance funded by New England Life Pension Properties II. The Partnership has no other current plan to renovate, improve or further develop any of its real property.


          In the opinion of the General Partner of the Partnership, the properties are adequately covered by insurance.

          A.   Research and Development Facility in Columbia, Maryland.
               ---------------------------------------------------------

               In 1984 the Partnership consummated a land purchase-leaseback and leasehold mortgage loan investment totaling $5,100,000 in a 75,500 square foot research and development facility located in Rivers Corporate Park, Columbia, Maryland. The ground lease provides that the Partnership will receive an annual rental of $126,500 plus 50% of the ground lessee's gross revenues from the building in excess of a base amount. The mortgage loan bears interest at the rate of 11.5% per annum and is paid currently. The Partnership is negotiating an extension to the loan which matured on March
31, 1994. The tenant occupying the building has a right of first offer during the period which began in September, 1992 and continues through November, 2004.

          B.   Office Building in Decatur, Georgia.
               -------------------------------------

               In 1985 the Partnership acquired a 3.28 acre parcel of land in Decatur, Georgia, for $1,675,000 and leased it back to the seller. Situated on the land is a four-story, 79,855 square foot office building. The ground lease provides that the Partnership will receive an annual rental of $201,000 plus 60% of the ground lessee's gross revenues from the building in excess of a base amount.

               The Partnership has fully funded its $5,825,000 non-recourse mortgage loan commitment to the ground lessee. The loan is secured by a first mortgage of the building and the leasehold interest in the land. Through February 1993, interest only was payable monthly at the rate of 12% per annum. Interest was paid at a 7% rate from October, 1991 through April, 1992, with the remainder being deferred. The Partnership agreed effective March 1993, that (1) the interest rate be reduced to 8.5%, (2) monthly payments be made in a sum necessary to amortize, using a 25-year amortization schedule, the outstanding principal balance of the loan through maturity in February 1995; and (3) an additional monthly payment of $7,005.38 be made for twenty-four months to retire the outstanding accrued interest.

          The Partnership has also made an additional loan of $633,076 to fund tenant improvements. Interest accrues monthly at the rate of 12% per annum. This loan is secured by a second mortgage of the building and the leasehold interest in the land.

          Effective February 19, 1995, the ground lease and the first mortgage loan were amended to provide that ground rent and interest will be payable only to the extent that net cash flow from the property is available therefor. To the extent net cash flow is not sufficient to pay the ground rent and interest payments, such amounts will accrue. The Partnership also obtained the sole right to cause a sale of the property beginning on or after January 1, 1996, and the maturity date was extended to December 31, 1996.

          C.   Shopping Center in Concord, California.
               ----------------------------------------

               On July 30, 1984, the Partnership and an affiliate of the Partnership (the "Affiliate") jointly made land purchase-leaseback and leasehold mortgage loan investments aggregating $15,719,317 in a 24.8 acre shopping center located in Concord, California, known as the Willows Shopping Center. The Partnership's share of the investments aggregated $3,929,829, giving the Partnership a 25% interest in each component of the investment held in common with the Affiliate. The investments entitled the Partnership and the Affiliate jointly to receive an annual interest return of 13% on the $10,719,317 ten-year mortgage, together with an annual fixed rental under the ground lease equal to a 12.2% return on the $5,000,000 land purchase price plus an annual percentage rental equal to 50% of the ground tenant's annual gross revenues in excess of specified base amounts.

               On August 15, 1985, the Partnership and the Affiliate consented to a sale by the ground tenant, Willows Concord Venture ("Willows Concord"), of the ground tenant's ownership interest in the buildings and leasehold interest in the land to an affiliate of VMS Realty, Inc., an Illinois corporation. In conjunction with the sale, the ground lease was amended to provide that the Partnership and the Affiliate would no longer participate in excess rental revenues from the Shopping Center or in net appreciation from the sale of the property. The mortgage loan was also amended to increase the principal amount by $3,880,683 to $14,600,000, to extend the maturity date one year to August, 1995, and to lower the interest rate from 13% per annum to a stepped rate beginning at 9% per annum and increasing to 12% over six years. Under the terms of the original ground lease, the joint ground lessors were entitled to 50% of the net proceeds from a sale. The Partnership received cash of $1,071,875 and an interest in the incremental mortgage loan amount equal to $970,171, 50% of which was payable to the former ground lessee upon full payment of the loan principal by the new mortgagor. The joint mortgagees also entered into a Collection and Disbursement Agreement pursuant to which Concord Willows was entitled to share in 50% of interest paid under the new note in excess of the interest that would have been payable under the original note.

               The Partnership and the Affiliate had not received interest payments currently on the mortgage loan since the payment due in March, 1990, and as a result, the Partnership and the Affiliate began foreclosure proceedings to take possession of the property. On October 4, 1990, Pacific First Bank, the second leasehold mortgagee, filed an involuntary bankruptcy petition in the United States Bankruptcy Court for the Northern District of California against the ground lessee/debtor, to which filing the ground lessee/debtor subsequently consented. The ground lessee/debtor later consented to relief from stay of foreclosure proceedings. The Partnership and its Affiliate sold their interest in the leasehold mortgage loan to Willows Concord on June 14, 1991. In return, the Partnership and the Affiliate took back a note in the amount of $14,863,206.

               On June 18, 1991, Willows Concord foreclosed on the leasehold mortgage. The Partnership, the Affiliate and Willows Concord entered into a replacement promissory note in the principal amount of $14,863,206, effective June 18, 1991. The new loan is secured by the leasehold interest, bears interest at the rate of 9.323% per annum and provides for a reduction in principal if the note is paid prior to maturity. The Partnership, the Affiliate and Willows Concord also entered into a new ground lease which provides for annual rent in the amount of $550,000 plus an annual percentage rent equal to 70% of the ground lessee's annual gross revenues in excess of a specified amount. The Partnership has a 25% share of such rent. To the extent that operating cash flow from the shopping center is not sufficient to pay the ground rent, such rent may accrue until June 1996, at which time Willows Concord is obligated to pay all unpaid accrued rent and to pay all future ground rent on a current basis.

               On January 1, 1995 the Partnership and the Affiliate provided a $2.5 million construction loan to the ground lessee in order to fund the completion of the renovation of the Center, the Partnership has committed to fund $625,000 of this amount. The loan bears interest at 11% per annum, provides for amortization on a 15-year schedule, and matures on December 31, 1997. In addition, the ground lease was amended to provide the Partnership and the Affiliate with the sole right to cause a sale on or after January 1, 1996.

Item 2. Properties.
        -----------

        The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:

                               ESTIMATED
                                 1996
                                ANNUAL           NUMBER OF
                                REALTY        TENANTS WITH 10%    NAME(S) OF         SQUARE FEET OF
         PROPERTY               TAXES          OR MORE OF GLA     TENANT(S)           EACH TENANT

-----------------------------------------------------------------------------------------------------
Shopping Center in             $327,958              2            Whole Earth             40,374
Concord, CA                                                       Access
                                                                  REI                     29,486


Office Building in             $148,200              1            Sullivan Health          9,939
Decatur, GA
R&D Building in                 $86,362              1            Biosys                  75,500
Columbia, MD

 ----------------------------------------------------------------------------------------------------

                          ANNUAL
                         CONTRACT
                           RENT
                           PER          LEASE           RENEWAL             LINE OF BUSINESS
                         SQ. FT.     EXPIRATION         OPTIONS               OF PRINCIPAL
                                                                                TENANTS
-----------------------------------------------------------------------------------------------------
Shopping Center in          $7.80        4/1996           None              Specialty Retail
Concord, CA
                            $5.50        5/2003         Two 5 year          Specialty Retail
                                                         options

Office Building in         $14.04        2/1998           None              Medical
Decatur, GA
R&D Building in             $8.64       11/2004         Two 5 year          Biotechnology
Columbia,  MD                                            options
-----------------------------------------------------------------------------------------------------

               The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue and net effective rent for the Partnership's properties:

-------------------------------------------------------------------------------------------------------------
                                          Gross Leasable     Year-End       Rental           Net Effective
             Property                         Area          Occupancy      Revenue          Rent ($/sf/yr)*
                                                                          Recognized
 ------------------------------------------------------------------------------------------------------------
  Shopping Center in Concord, CA
----------------------------------
               1991                          274,488          68%          $3,131,840            $16.07
               1992                          274,488          70%          $2,346,938            $12.39
               1993                          274,488          78%          $2,612,770            $12.52
               1994                          251,531          91%          $2,595,391            $12.39
               1995                          251,531          91%          $3,099,701            $13.54

  Office Building in Decatur, GA
----------------------------------
               1991                           79,855          97%          $1,424,331            $18.25
               1992                           79,855          82%          $1,263,302            $18.50
               1993                           79,855          88%          $1,080,745            $16.11
               1994                           79,855          90%          $1,200,783            $16.90
               1995                           79,855          90%          $1,143,642            $15.52

   R&D Building in Columbia, MD
----------------------------------
               1991                           75,500         100%          $1,050,205            $13.91
               1992                           75,500         100%          $1,050,205            $13.91
               1993                           75,500         100%          $  623,614            $ 8.26
               1994                           75,500         100%          $  529,627            $ 7.01
               1995                           75,500         100%          $  593,913            $ 7.87

-------------------------------------------------------------------------------------------------------------

* Net effective rent calculation is based on average occupancy during the respective years.

          Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1995:

                                     TENANT AGING REPORT


              PROPERTY                     # OF LEASE        TOTAL          TOTAL          PERCENTAGE OF
                                          EXPIRATIONS     SQUARE FEET      ANNUAL           GROSS ANNUAL
                                                                           RENTAL              RENTAL*
--------------------------------------------------------------------------------------------------------
Shopping Center in Concord, CA (1)
------------------------------

                1996                            2            41,790       $314,917             12%
                1997                            3            11,130       $ 63,362              2%
                1998                            1               600       $ 18,948              1%
                1999                            3            23,650       $260,984             10%
                2000                            2            10,520       $128,746              5%
                2001                            1             7,088       $ 77,117              3%
                2002                            2            22,411       $222,615              9%
                2003                            4            44,779       $401,192             15%
                2004                            0                 0       $      0              0%
                2005                            6            49,457       $586,913             23%

Office Building in Decatur, GA
------------------------------

                1996                            4             4,680       $ 72,383              6%
                1997                            5             9,800       $158,300             14%
                1998                            7            22,919       $355,748             31%
                1999                            7            16,846       $275,122             24%
                2000                            2            11,611       $177,554             16%
                2001                            0                 0       $      0              0%
                2002                            0                 0       $      0              0%
                2003                            0                 0       $      0              0%
                2004                            1             7,580       $ 95,963              9%
                2005                            0                 0       $      0              0%

R&D Building in Columbia, MD
----------------------------

                1996                            0                 0       $      0              0%
                1997                            0                 0       $      0              0%
                1998                            0                 0       $      0              0%
                1999                            0                 0       $      0              0%
                2000                            0                 0       $      0              0%
                2001                            0                 0       $      0              0%
                2002                            0                 0       $      0              0%
                2003                            0                 0       $      0              0%
                2004                            1            75,500       $653,075            100%
                2005                            0                 0       $      0              0%
-------------------------------------------------------------------------------------------------------

(1) Remaining leases do not expire within 10 years.

*  Does not include expenses paid by tenants.

Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness.


     A.   R&D in Columbia, MD.
          -------------------

The Howard County R&D market contains approximately 3.2 million square feet and exhibited a vacancy rate of 10% as of December 31, 1995. The 10% vacancy rate is a strong improvement from the 1990 to 1993 period when the vacancy rate hovered in the 22%-to-24% range.

     B.   Office building in Decatur, GA.
          ------------------------------

The metropolitan Atlanta class "A" office market comprises eight sub-markets that total 47 million square feet, of which approximately 16 million square feet is located in the Central Business District area. The overall office vacancy rate stands at 9.5%, which is a significant decline from 14.7% in 1993.

The Decatur office building is located in the Northlake sub-market, one of the smallest markets with just 1.3 million square feet of space. This sub-market has a reported vacancy of 5% which is down significantly from 10.9% in 1993.

     C.   Shopping Center in Concord, CA.
          ------------------------------

     This neighborhood shopping center lies within the Central Contra Costa County market in which there is approximately 8.1 million square feet of retail inventory. This market incorporates the cities along the I-680 corridor and includes Walnut Creek, Concord, Pleasant Hill and Martinez. An average vacancy rate of 5% was reported within the neighborhood centers, with retail strip properties posting a slightly higher average vacancy of 7%. Since 1992, no new retail projects have come on-line within the property's immediate neighborhood. New construction is expected to be limited due to the lack of available land and the still cautious attitude among the lending community.

Item 3.   Legal Proceedings.
          -----------------

          The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                  PART II
                                  -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          -------------------------------------------------------------
          Matters.
          ---------

          There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

          As of December 31, 1995, there were 3,387 holders of Units.

          The Partnership's Amended and Restated Agreement of Limited Partnership dated June 29, 1983, as amended (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1995 cash distributions paid in 1995 or distributed after year end with respect to 1995 to the Limited Partners as a group totaled $984,000. For the year ended December 31, 1994, cash distributions paid in 1994 or distributed after year end with respect to 1994 to the Limited Partners as a group totaled $7,096,200 which included $5,800,200 of capital distributions.

          Cash distributions were less than net income and less than cash provided by operating activities in 1995; therefore, partners' capital increased. Reference is made to the Partnership's Statement of Changes in Partners' Capital and Statement of Cash Flows in Item 8 hereof.

Item 6.  Selected Financial Data.
         -----------------------


                            For Year       For Year      For Year     For Year       For Year
                            Ended or       Ended or      Ended or     Ended or       Ended or
                            As of          As of:        As of        As of:         As of:
                            12/31/95(4)    12/31/94(3)   12/31/93(2)  12/31/92       12/31/91/(1)
                            -----------    -----------   -----------  --------       -------------
Revenues                 $   2,104,802   $  3,691,109  $  2,675,255  $ 3,246,472   $  2,714,467

Net Income [Loss]        $   1,569,268   $  3,129,077  $   (899,024) $ 2,191,885   $  1,900,018

Net Income [Loss] per
Unit of Limited
Partnership
Interest
Outstanding              $       51.79   $     103.26  $     (29.67) $     72.33   $       62.70

Total Assets             $  19,239,985   $ 18,681,253  $ 22,682,389  $24,935,668   $  24,733,681
                           -----------    -----------   -----------   -----------  --------------
Total Cash
Distributions
per Limited
Partnership Unit,
including amounts
distributed after
year end with
respect to the
previous year            $       32.80   $     236.54  $      51.80  $     59.20   $      119.24

(1) The Partnership consummated a sale in 1991 which increased Net Income by $32,402 ($1.07 per Unit) and cash distributions by $1,500,000 ($50 per Unit).

(2) The Partnership recorded a provision of $2,800,000 ($92.40 per Unit) for impaired mortgage loans during 1993.

(3) The Partnership consummated a sale in 1994 which increased Net Income by $1,385,562 ($45.72 per Unit) and capital distributions by $5,800,200 ($193.34 per Unit).

     The Partnership also recorded a credit of $200,000 ($6.60 per Unit) related to impaired mortgage loans during 1994.

(4) The Partnership recorded a credit of $260,000 ($8.58 per Unit) related to impaired mortgage loans during 1995.

ITEM NO. 7
----------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership completed its offering of units of limited partnership interest in June 1983. A total of 30,000 units were sold. The Partnership received proceeds of $27,253,251, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made the real estate investments described in Item 1 hereof. One investment was sold in each of 1985 and 1991; a third investment was sold in 1994. As a result of these sales and similar transactions, capital of $13,600,200 has been returned to the limited partners through December 31, 1995. One of the Partnership's mortgage loan investments had a maturity date in 1994. Renewal discussions are ongoing; however, the Partnership intends to extend the maturity until the underlying property can be sold, at terms which are in the best interest of the limited partners. Two other mortgage loans matured in February 1995 but were subsequently extended to December 31, 1996.

On June 17, 1994, the Partnership sold its Ontario Distribution Center investment and received net proceeds of $6,414,737. The resulting capital distribution to limited partners of $5,800,200 on July 28, 1994 ($193.34 per limited partnership) reduced the adjusted capital contribution to $546.66 per unit.

At December 31, 1995, the Partnership had $1,204,043 in cash and cash equivalents which was partially used for cash distributions of $248,485 to partners on January 25, 1996; the remainder is expected to be used to fund the renovation of the Willows Shopping Center or retained as working capital reserves. The source of future liquidity and cash distributions to partners is expected to be cash generated by the Partnership's real estate investments and proceeds from the sale of such investments. Distributions of cash from operations for the four quarters of 1995 were made at the annualized rate of 6% on the adjusted capital contribution. Distributions of cash from operations for 1994 were made at the annualized rate of 7% for the first and second quarters and 6% for the third and fourth quarters. The reduction in the cash distribution rate is due to the absence of cash flow from the Ontario Distribution Center.

The carrying value of the real estate investments in the financial statements at December 31, 1995, other than impaired mortgage loans (Decatur TownCenter), is at depreciated cost or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1995, the carrying value of Willows Shopping Center exceeded its appraised value by approximately $390,000. The appraised value of the remaining investments at December 31, 1995 exceeded their related carrying values by an aggregate of $46,000. The current appraised value of real estate investments has been estimated by the general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

RESULTS OF OPERATIONS
---------------------


FORM OF REAL ESTATE INVESTMENTS

The Willows Shopping Center is structured as a ground lease/mortgage loan investment. However, for financial reporting purposes it is accounted for as a jointly-owned property. The remainder of the Partnership's investments are structured and accounted for as ground lease/ mortgage loan investments.

OPERATING FACTORS

At December 31, 1995, the Willows Shopping Center was 91% leased, compared to approximately 91% and 78% at the end of 1994 and 1993, respectively. The ground lessee/borrower has commenced the full rehabilitation of this property including the complete renovation and reconfiguration of the center to a mini power center. The general partner determined that it is in the best interest of the Partnership to provide funding for the rehabilitation costs in the form of a construction loan, together with its affiliate which owns a share of the center. The Partnership's share of the remaining estimated cost is approximately $525,000 at December 31, 1995.

Decatur TownCenter's occupancy rate remained stable at 90% throughout 1995. Occupancy was 90% and 82% at the end of 1994 and 1993, respectively.

INVESTMENT RESULTS

The Partnership determined that the mortgage loans to the Decatur TownCenter were impaired and had recognized a provision for impaired mortgage loans of $2,800,000 which was charged to operations in 1993. During 1994 and 1995, the estimated market value of the loan collateral increased and, accordingly, the valuation allowance was reduced by $200,000 and $260,000, respectively, through a credit to operating results.

The sale of the Ontario Distribution Center in June 1994 resulted in the recognition of a gain of $1,385,562.

1995 COMPARED TO 1994

Exclusive of the credit related to the allowance for impaired mortgage loans and revenue from the Ontario Distribution Center, real estate operating results for 1995 were $1,391,034, a slight increase compared to $1,359,953 in 1994. The increase primarily stemmed from results at Willows Shopping Center which increased by $40,000, partially offset by a decrease in operating income generated by Decatur TownCenter.

Interest income on short-term investments and cash equivalents increased during 1995 due to an increase in interest rates.

Operating cash flow, exclusive of Ontario Distribution Center, decreased approximately $57,000 between 1994 and 1995. This change differs from the change in operating results primarily due to an increase in non-cash working capital items.

1994 COMPARED TO 1993

Exclusive of the credit related to the allowance for impaired mortgage loans and revenue from the Ontario Distribution Center, real estate operating results for 1994 were $1,359,953, a slight decrease compared to $1,365,612 in 1993. Real estate operating results in 1993 included two significant transactions; a lease termination fee of $80,000 from Rivers Corporate Parks and $90,000 from the settlement of past due rents at Willows Shopping Center in connection with an anchor tenant's lease revision. Excluding that settlement, operating income at Willows Shopping Center increased by $60,000. In addition, operating income generated by Decatur TownCenter increased by approximately $100,000 due to a higher average occupancy rate in 1994.

Interest income on short-term investments and cash equivalents increased during 1994 due to an increase in interest rates and to an increase in the average investment balance resulting from the temporary investment of sales proceeds from the Ontario Distribution Center.

Operating cash flow, exclusive of Ontario Distribution Center, decreased approximately $277,000 between 1993 and 1994. This decline is primarily due to the realization in 1993 of previously accrued revenue from Decatur TownCenter and Willows Shopping Center.


PORTFOLIO EXPENSES

The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

1995 COMPARED TO 1994

The Partnership management fee decreased approximately $31,000 due to the decrease in distributable cash flow. General and administrative expenses increased 2% due to an increase in legal fees, partially offset by a decrease in printing and accounting fees.

1994 COMPARED TO 1993

The Partnership management fee decreased due to a decrease in distributable cash flow. General and administrative expenses decreased 3% primarily due to a decrease in printing and appraisal costs.


INFLATION
---------

By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may result in appreciation in the value of the Partnership's real estate investments over time, if rental rates and replacement costs increase. Declines in real property values, during the period of Partnership operations, due to market and economic conditions, have overshadowed the positive effect inflation may have on the value of the Partnership's investments.

Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------

          See the Financial Statements of the Partnership included as a part of this Annual Report on Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

          The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.


                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          (a) and (b) Identification of Directors and Executive Officers.
                      --------------------------------------------------

          The following table sets forth the names of the directors and executive officers of the General Partner and the age and position held by each of them as of December 31, 1995.

Name                       Position(s) with the General Partner              Age
----                       ------------------------------------              ---
Joseph W. O'Connor         President, Chief Executive Officer and Director   49
Daniel J. Coughlin         Managing Director and Director                    43
Peter P. Twining           Managing Director, General Counsel and Director   49
Wesley M. Gardiner, Jr.    Vice President                                    37
Daniel C. Mackowiak        Principal Financial and Accounting Officer        44

          Mr. O'Connor and Mr. Coughlin have served in an executive capacity since the organization of the General Partner on December 16, 1982. Mr. Gardiner and Mr. Twining have served in their capacities since June 1994, and Mr. Mackowiak has served in his capacity as of January 1, 1996. All of these individuals will continue to serve in such capacities until their successors are elected and qualify.

          (c)  Identification of Certain Significant Employees.
               -----------------------------------------------

               None.

          (d)  Family Relationships.
               --------------------

               None.

          (e)  Business Experience.
               -------------------

               The General Partner was incorporated in Massachusetts on December 16, 1982. The background and experience of the executive officers and directors of the General Partner are as follows:

          Joseph W. O'Connor has been President, Chief Executive Officer and a Director of Copley Real Estate Advisors, Inc. ("Copley") since January, 1982. He was a Principal of Copley from 1985 to 1987 and has been a Managing Director of Copley since January 1, 1988. He has been active in real estate for 27 years. From June, 1967, until December, 1981, he was employed by New England Mutual Life Insurance Company ("The New England"), most recently as a Vice President in which position he was responsible for The New England's real estate portfolio. He received a B.A. from Holy Cross College and an M.B.A. from Harvard Business School.

          Daniel J. Coughlin was a Principal of Copley from 1985 to 1987 and has been a Managing Director of Copley since January 1, 1988 and a Director of Copley since July 1994. Mr. Coughlin has been active in financial management and control for 21 years. From June, 1974 to December, 1981, he was Real Estate Administration Officer in the Investment Real Estate Department at The New England. Since January, 1982, he has been in charge of the asset management division of Copley. Mr. Coughlin is a Certified Property Manager and a licensed real estate broker. He received a B.A. from Stonehill College and an M.B.A. from Boston University.

          Peter P. Twining is a Managing Director and General Counsel of Copley. As such, he is responsible for general legal oversight and policy with respect to Copley and its investment portfolios. Before being promoted to this position in January 1994, he was a Vice President/Principal and senior lawyer responsible for assisting in the oversight and management of Copley's legal operations. Before joining Copley in 1987, he was a senior member of the Law Department at The New England and was associated with the Boston law firm, Ropes and Gray.
Mr. Twining is a graduate of Harvard College and received his J.D. in 1979 from Northeastern University.

          Wesley M. Gardiner, Jr. joined Copley in 1990 and has been a Vice President at Copley since January, 1994. From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at Copley has included asset management responsibility for the company's Georgia and Texas holdings. Presently, as a Vice President and Team Leader, Mr. Gardiner has overall responsibility for all the partnerships advised by Copley whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

          Daniel C. Mackowiak has been a Vice President of Copley since January 1989 and has been a Vice President and the Principal Financial and Accounting Officer of the Managing General Partner since January 1996. Mr. Mackowiak previously held the offices of Chief Accounting Officer of Copley from January 1989 through April 1994 and Vice President and Principal Financial and Accounting Officer of the Managing General Partner between January 1989 and May 1994. From 1975 until joining Copley, he was employed by the public accounting firm of Price Waterhouse, most recently as a Senior Audit Manager. He is a certified public accountant and has been active in the field of accounting his entire business career. He received a B.S. from Nichols College and an M.B.A. from Cornell University.

          Mr. O'Connor is a director of Copley Properties, Inc., a Delaware corporation organized as a real estate investment trust which is listed for trading on the American Stock Exchange. None of the other directors of the General Partner is a director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. All of the directors and officers of the General Partner also serve as directors and officers of one or more corporations which serve as general partners of publicly-traded real estate limited partnerships which are affiliated with the General Partner.

          (f)  Involvement in Certain Legal Proceedings.
               ----------------------------------------

               None.

Item 11.  Executive Compensation.
          ----------------------

          Under the Partnership Agreement, the General Partner and its affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1, 2 and 6 of Notes to Financial Statements.

          The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partner and its affiliates for the year ended December 31, 1995. Cash distributions to the General Partner include amounts distributed after year end with respect to 1995.

                                                                Amount of Compensation
Receiving Entity                Type of Compensation               and Reimbursement
----------------                --------------------            ----------------------
Copley Properties Company,      Share of Distributable Cash           $          9,940
Inc.

Copley Real Estate Advisors,    Management Fees                                 98,302
Inc.

New England Securities          Servicing Fees and Out of
Corporation                     Pocket Reimbursements                            4,719
                                                                      ----------------

                                    TOTAL                             $        112,961
                                                                      ----------------

          For the year ended December 31, 1995, the Partnership allocated $19,973 of taxable income to the General Partner.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

          (a)  Security Ownership of Certain Beneficial Owners.
               -----------------------------------------------

               No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1995. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

               Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the General Partner.

          (b)  Security Ownership of Management.
               --------------------------------

               An affiliate of the General Partner of the Partnership owned 1,094 Units at December 31, 1995.

          (c)  Changes in Control.
               ------------------

               There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          The Partnership has no relationships or transactions to report other than as reported in Item 11, above.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ---------------------------------------------------------------

          (a)  The following documents are filed as part of this report:

               (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedules, Financial Statements Index No. 2 and Financial Statements Index No. 3 are filed as part of this Annual Report. The opinion of independent accountants on the 1995 financial statements of the Decatur ground lessee/ mortgagor refers to the uncertainty as to the ability of that entity to continue to operate as a going concern. This condition has no effect on the Partnership's carrying value of, or revenue recognition from, the Decatur investment, since both are based on the economic attributes of the underlying property to which the Partnership has priority entitlements.

               (2) Financial Statement Schedules--The Financial Statement Schedules listed on the accompanying Index to Financial Statements and Schedules are filed as part of this Annual Report.

               (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

     (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed during the fourth quarter of 1995.

                     NEW ENGLAND LIFE PENSION PROPERTIES;
                       A REAL ESTATE LIMITED PARTNERSHIP



                             Financial Statements


                                * * * * * * *



                               December 31, 1995

                     NEW ENGLAND LIFE PENSION PROPERTIES;
                     ------------------------------------
                       A REAL ESTATE LIMITED PARTNERSHIP
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------


                                                                                                PAGE
Report of Independent Accountants....................................................................

Financial Statements:

         Balance Sheet - December 31, 1995 and 1994..................................................

         Statement of Operations - Years ended December 31, 1995, 1994 and 1993.................................................................................

         Statement of Changes in Partners' Capital - Years ended
            December 31, 1995, 1994 and 1993.........................................................

         Statement of Cash Flows - Years ended December 31, 1995, 1994 and 1993.................................................................................

         Notes to Financial Statements...............................................................

Financial Statement Schedules:

         Schedule III - Real Estate and Accumulated Depreciation at
            December 31, 1995........................................................................

         Schedule IV - Mortgage Loans on Real Estate at
            December 31, 1995........................................................................


All other schedules have been omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Partners


NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Life Pension Properties; A Real Estate Limited Partnership (the "Partnership") at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Copley Properties Company, Inc., the General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the General Partner, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
------------------------
Price Waterhouse LLP


Boston, Massachusetts
March 15, 1996

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP


BALANCE SHEET

                                                               December 31,
                                                  --------------------------------

                                                          1995               1994
                                                  ------------        ------------
ASSETS

Real estate investments:
 Ground leases and mortgage loans, net             $11,508,875        $11,115,609
 Property, net                                       5,117,318          4,886,581
 Deferred leasing costs and other assets, net          176,007            197,320
                                                   -----------        -----------
                                                    16,802,200         16,199,510

Cash and cash equivalents                            1,204,043          2,431,089
Short-term investments                               1,109,814              -
Interest, rent and other receivables                   123,928             50,654
                                                   -----------        -----------

                                                   $19,239,985        $18,681,253
                                                   ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                   $   239,062        $   255,658
Accrued management fee                                  24,575             24,575
Deferred disposition fees                              457,768            457,768
                                                   -----------        -----------
Total liabilities                                      721,405            738,001
                                                   -----------        -----------

Partners' capital:
Limited partners ($546.66 per unit;
  30,000 units authorized,
  issued and outstanding)                           18,467,706         17,898,131
General partner                                         50,874             45,121
                                                   -----------        -----------
Total partners' capital                             18,518,580         17,943,252
                                                   -----------        -----------

                                                   $19,239,985        $18,681,253
                                                   ===========        ===========


                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS

                                                 Year ended December 31,
                                        ---------------------------------------

                                              1995          1994          1993
                                        ----------    ----------   ------------
INVESTMENT ACTIVITY
Property rentals                        $  780,127    $  658,875   $   663,036
Property operating expenses               (354,550)     (300,700)     (322,373)
Depreciation and amortization             (223,618)     (198,296)     (150,173)
                                        ----------    ----------   -----------
                                           201,959       159,879       190,490

Ground rentals and interest
 on mortgage loans                       1,196,169     1,534,014     1,956,752
Amortization                                (7,094)      (24,222)      (33,882)
Credit from (provision for) impaired
 mortgage loans                            260,000       200,000    (2,800,000)
                                        ----------    ----------   -----------

  Total real estate operations           1,651,034     1,869,671      (686,640)

Gain on sale of investment                       -     1,385,562             -
                                        ----------    ----------   -----------

  Total real estate activity             1,651,034     3,255,233      (686,640)

Interest on cash equivalents
 and short-term investments                128,506       112,658        55,467
                                        ----------    ----------   -----------

  Total investment activity              1,779,540     3,367,891      (631,173)
                                        ----------    ----------   -----------

PORTFOLIO EXPENSES

Management fee                              98,302       129,471       155,245
General and administrative                 111,970       109,343       112,606
                                        ----------    ----------   -----------
                                           210,272       238,814       267,851
                                        ----------    ----------   -----------

NET INCOME (LOSS)                       $1,569,268    $3,129,077   $  (899,024)
                                        ==========    ==========   ===========

Net income (loss) per limited
  partnership unit                          $51.79       $103.26       $(29.67)
                                        ==========    ==========   ===========

Cash distributions per limited
  partnership unit                          $32.80       $241.29        $51.80
                                        ==========    ==========   ===========

Number of limited partnership units
  outstanding during the year               30,000        30,000        30,000
                                        ==========    ==========   ===========

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                                       Year ended December 31,
                             ------------------------------------------------------------------------
                                    1995                      1994                     1993
                             ------------------      --------------------    ------------------
                              General    Limited       General     Limited      General    Limited
                              Partner    Partners      Partner     Partners     Partner    Partners
                              -------    --------      -------    ---------     -------    --------
Balance at beginning
 of year                     $45,121   $17,898,131   $ 28,359   $22,039,045   $ 53,046   $24,483,079

Cash distributions            (9,940)     (984,000)   (14,529)   (7,238,700)   (15,697)   (1,554,000)

Net income (loss)             15,693     1,553,575     31,291     3,097,786     (8,990)     (890,034)
                             -------   -----------   --------   -----------   --------   -----------

Balance at end
 of year                     $50,874   $18,467,706   $ 45,121   $17,898,131   $ 28,359   $22,039,045
                             =======   ===========   ========   ===========   ========   ===========



                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS

                                                             Year ended December 31,
                                                     ----------------------------------------

                                                           1995          1994          1993
                                                     -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                   $ 1,569,268   $ 3,129,077   $  (899,024)
 Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Depreciation and amortization                         230,712       222,518       184,055
   Credit from (provision for) impaired
    mortgage loans                                      (260,000)     (200,000)    2,800,000
   Gain on sale of investment                                 -     (1,385,562)           -
   Increase in deferred leasing costs
    and other assets                                     (22,623)     (122,075)      (72,175)
   Decrease in accrued ground lease/
    mortgage loan receivables                                 -             -        414,623
   Decrease (increase) in operating
    receivables                                          (88,234)       71,383        52,276
   Decrease in unearned revenue                               -         (1,232)       (5,100)
   Increase (decrease) in operating liabilities          (16,596)       65,679        20,542
                                                     -----------   -----------   -----------
    Net cash provided by operating activities          1,412,527     1,779,788     2,495,197
                                                     -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from sale of investment                         -      3,052,295            -
 Repayment of mortgage loan investment                        -      3,170,000            -
 Capital expenditures on owned property and
   property collateralizing ground lease/
   mortgage loan investments                            (550,779)     (594,054)     (542,193)
 Decrease (increase) in short-term investments,
   net                                                (1,094,854)    1,045,544      (646,287)
 Increase in deferred disposition fees                        -        192,442            -
                                                     -----------   -----------   -----------
    Net cash provided by (used in) investing
     activities                                       (1,645,633)    6,866,227    (1,188,480)
                                                     -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITY:
 Distributions to partners                              (993,940)   (7,253,229)   (1,569,697)
                                                     -----------   -----------   -----------
    Net cash used in financing activity                 (993,940)   (7,253,229)   (1,569,697)
                                                     -----------   -----------   -----------

   Net increase (decrease) in cash and cash
     equivalents                                      (1,227,046)    1,392,786      (262,980)

   Cash and cash equivalents:
     Beginning of year                                 2,431,089     1,038,303     1,301,283
                                                     -----------   -----------   -----------

     End of year                                     $ 1,204,043   $ 2,431,089   $ 1,038,303
                                                     ===========   ===========   ===========

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     General

     New England Life Pension Properties; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in June 1983, and acquired several real estate investments through 1985. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the general partner could extend the investment period if it is in the best interest of the limited partners.

     The general partner of the Partnership is Copley Properties Company, Inc., a wholly-owned subsidiary of Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is CCOP Associates Limited Partnership, a Massachusetts limited partnership, the general partners of which, are managing directors of Copley and/or officers of the managing general partner. Subject to the general partner's overall authority, the business of the Partnership is managed by Copley pursuant to an advisory contract. Copley is an indirect wholly-owned subsidiary of New England Investment Companies, L.P. ("NEIC"), a publicly traded limited partnership. New England Mutual Life Insurance Company ("The New England") the parent of NEIC's predecessor, is NEIC's principal unitholder. In August 1995, The New England announced an agreement to merge (the "Merger") with Metropolitan Life Insurance Company ("Metropolitan Life"), with Metropolitan Life to be the surviving entity. This merger, which is subject to various policyholder and regulatory approvals, is expected to take place in the first half of 1996. Metropolitan Life is the second largest life insurance company in the United States in terms of total assets, having assets of over $130 billion (and adjusted capital of over $8 billion) as of June 30, 1995.

     At December 31, 1995 an affiliate of the general partner owned 1,094 units of limited partnership interest and at December 31, 1994 the general partner owned 1,069 units of limited partnership interest, which were repurchased from certain qualified plans, within specified annual limitations provided for in the Partnership Agreement.

     Management

     Copley, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. Acquisition fees were paid in an amount equal to 2% of the gross proceeds from the offering available for investment. Disposition fees are generally 3% of the selling price of the property, but are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

     New England Securities Corporation, an indirect subsidiary of The New England, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $4,719, $6,985 and $7,066 in 1995, 1994 and 1993, respectively.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

     Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the general partner to make estimates affecting the reported amounts of assets and liabilities, and of revenues and expenses. In the Partnership's business, certain estimates require an assessment of factors not within management's control, such as the ability of tenants to perform under long-term leases and the ability of the properties to sustain their occupancies in changing markets. Actual results, therefore, could differ from those estimates.

     Ground Leases and Mortgage Loans

     While the related land and loan investments are legally separable, the terms thereof have been negotiated jointly and the general partner evaluates investment performance on a combined basis. They are, therefore, presented together in the accompanying balance sheet and statement of operations.

     Investments in land subject to ground leases are stated at cost, plus accrued revenue. Investments in mortgage loans to the related ground lessees are originally stated at cost, plus accrued interest. If the investment is subject to ownership accounting (see below), cost is adjusted for the accumulated cost recovery allowance. If the mortgage loan is impaired (see "Impaired Mortgage Loans" below), the carrying amount is adjusted to the estimated market value of the underlying collateral less anticipated costs of sale.

     Accrual of contractual ground rent and loan interest is discontinued if the total of the Partnership's invested cash and such accrual approximates the appraised value of the investment. Under this condition, the Partnership applies ownership accounting whereby revenue is recognized only to the extent of net operating income generated by the underlying property, before depreciation, to which the Partnership is entitled. In addition, the cost of the investment related to depreciable property is subject to a recovery allowance similar to depreciation, which is computed using the straight-line method based on estimated useful lives. The Partnership, however, retains a priority claim to all unrecognized contractual revenue. If a mortgage loan is determined to be impaired, the Partnership recognizes revenue only to the extent of operating cash flow generated by the collateral underlying the loan and no longer recognizes a cost recovery allowance.

     Impaired Mortgage Loans

     The Partnership considers a loan to be impaired when it is probable that it will be unable to collect all amounts due under the contractual terms of the loan agreement. Factors that the Partnership considers in determining whether a loan is impaired include its past due status, fair value of the underlying collateral and economic prospects of the borrower. When a loan is impaired, its carrying value is periodically adjusted, through a valuation allowance, to its estimated market value which is based on the appraised value of the underlying collateral less anticipated costs of sale. Changes in the valuation allowance are reported in the Statement of Operations.

     Property

     The Partnership and an affiliate share common ownership of an investment. The form of the investment is a combination ground lease and mortgage loan, as described above; however, in this case (Willows Shopping Center), substantial economic risks of property ownership rest with the Partnership and its affiliate. Accordingly, the investment is accounted for as owned property, although the Partnership and its affiliate have a priority claim to all unrecognized contractual revenue. The Partnership's financial statements include its proportionate ownership share (25%) of the individual assets, liabilities, revenue and expenses related to the property. Land and buildings and improvements (net of accumulated depreciation) are classified as property in the balance sheet.

     Leases provide for rental increases over the respective lease terms. Rental revenue is being recognized on a straight-line basis over the lease terms.

     Capitalized Costs

     Maintenance and repair costs are expensed as incurred. Significant improvements and renewals are capitalized. Depreciation is computed using the straight-line method based on estimated useful lives of the buildings and improvements. Leasing costs are also capitalized and amortized over the related lease terms.

     Acquisition fees have been capitalized as part of the cost of real estate investments. Amounts not related to land are being amortized using the straight-line method over the terms of the mortgage loans or the estimated useful lives of the property.

     Realizability of Real Estate Investments

     The Partnership considers a real estate investment, other than a mortgage loan, to be impaired when it determines the carrying value of the investment is not recoverable through undiscounted cash flows generated from the operations and disposition of the property. Effective January 1, 1995, with its adoption of Statement of Financial Accounting Standards No.121 (SFAS 121) entitled, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership measures the impairment loss based on the excess of the investment's carrying value over its estimated fair market value. For investments being held for sale, impairment loss is measured based on the excess of the investment's carrying value over its estimated fair market less estimated costs of sale. Property held for sale is not depreciated during the holding period.

     The carrying value of an investment may be more or less than its current appraised value. At December 31, 1995, the carrying value of Willows Shopping Center exceeded its appraised value by approximately $390,000, while at December 31, 1994 the carrying value exceeded its appraised value by approximately $270,000. The appraised value of the remaining investments at December 31, 1995 and 1994 exceeded their related carrying values by an aggregate of $46,000 for both years.

     The current appraised value of real estate investments has been estimated by the general partner and is generally based on a correlation of traditional appraisal approaches performed by Copley and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

     Cash Equivalents and Short-Term Investments

     Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

     The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost plus accrued interest, which approximates market value. At December 31, 1995 all investments are in commercial paper with less than six months remaining to maturity. At December 31, 1994, the Partnership did not hold any short-term investments.

     Deferred Disposition Fees

     Disposition fees due to Copley related to sales or restructuring of investments are included in the determination of gains or losses resulting from such transactions. According to the terms of the advisory contract, payment of such fees has been deferred until the limited partners first receive their capital contributions, plus stipulated returns thereon.

     Income Taxes

     A partnership is not liable for income taxes and, therefore, no provision for income taxes is made in the financial statements of the Partnership. A proportionate share of the Partnership's income is reportable on each partner's tax return.

     Per Unit Computations

     Per unit computations are based on the number of units of limited partnership interest outstanding during the year. The actual per unit amount will vary by partner depending on the date of admission to, or withdrawal from, the Partnership.

NOTE 3 - INVESTMENTS IN GROUND LEASES AND MORTGAGE LOANS
--------------------------------------------------------

     The following is a summary of the Partnership's investments in ground leases and mortgage loans:

                                              Fixed
                                             Rental/
 Investment/            Acquisition         Interest              December 31,
  Location                 Date               Rate             1995          1994
------------            ------------        --------       -----------     -----------
Rivers Corporate
Park                        1984                     (L)  $  1,100,000    $  1,100,000
 Columbia, MD                               11.50%   (M)     4,000,000       4,000,000

Decatur TownCenter          1985            12.00%   (L)     1,675,000       1,675,000
 Decatur, GA                                  8.5%   (M)     5,825,000       5,825,000
                       1986-1989            12.00%   (M)       633,076         633,076
                                                          ------------    ------------
                                                          $ 13,233,076    $ 13,233,076
                                                          ============    ============

  (L)   Ground lease  (M)  Mortgage loan


                                                                            December 31,
                                                                      -----------------------
                                                                     1995            1994
                                                              --------------   --------------
        Cash invested                                         $  13,233,076    $  13,233,076

        Unamortized closing costs and
         acquisition fees, net                                       57,447           59,181

        Accrued ground lease and
         mortgage loan receivables                                  717,767          717,767

        Capital expenditures                                        235,000          100,000

        Cost recovery allowance                                    (394,415)        (394,415)

        Valuation allowance for
         impaired mortgage loans                                 (2,340,000)      (2,600,000)
                                                              --------------   -------------
                                                              $  11,508,875    $  11,115,609
                                                              ==============   =============

     Ground leases have terms of fifty to sixty years and provide for additional rent equal to a percentage, ranging from 50% to 60%, of gross revenues in excess of a base amount from the rental of the buildings situated on the land. Percentage rent totaled $7,413, $22,643 and $187,269 in 1995, 1994 and 1993, respectively. The Partnership is also entitled to that same percentage of the net proceeds from the sale of the entire property after it has recovered its cash investment in the land and mortgage loan and, for Decatur TownCenter, after payment to the ground lessee of an amount equal to its cost of any capital improvements made during the lease term. The lease agreements require the lessee to pay all operating expenses related to the subject land. The tenant occupying Rivers Corporate Park has the right of first refusal to purchase the building and a right to request the purchase of the land through November 2004 at fair market value.

     Generally, interest on the mortgage loans is payable monthly, except for interest on the second mortgage loan on Decatur TownCenter which is payable upon maturity. The loans are secured by first mortgages on the buildings, as well as a second mortgage on Decatur TownCenter, and by the ground leasehold interests. The mortgage loan on Rivers Corporate Park matured on March 31, 1994. Renewal discussions are ongoing. The first and second mortgage loans on Decatur TownCenter matured on February 19, 1995. On August 15, 1995, the ground lease/mortgage loan agreements were amended to extend the maturity dates until December 31, 1996 and to provide the Partnership the sole right to cause a sale of the property on or after January 1, 1996.

     Sale of Ontario Distribution Center

     The Ontario Distribution Center in Ontario, California was sold on June 17, 1994. The net sale proceeds received by the Partnership fully repaid its ground lease and mortgage loan investment and resulted in a gain of $1,385,562 ($45.72 per limited partnership unit), net of the disposition fee of $192,442 payable to the advisor. On July 28, 1994, the Partnership made a capital distribution to the limited partners in the aggregate amount of $5,800,200 ($193.34 per limited partnership unit) with the proceeds from this sale.

     Decatur TownCenter

     The payment terms for the ground lease and mortgage loans on Decatur TownCenter have been modified. Effective March 1, 1993, the rate on the first mortgage loan was reduced to 8.5%, principal amortization commenced on a 25-year schedule; and previously accrued interest was to be paid over a twenty-four month period. The 1995 amendment to the first mortgage loan and ground lease provides for interest and ground rent payments only to the extent of cash flow from operations of the property. The Partnership, however, retains its claim to all unpaid amounts.

     With the determination that the loan was impaired as of January 1, 1993, the Partnership has recognized income to the extent of operating cash flow generated by the collateral underlying the loans ($602,256, $638,472 and $535,192 in 1995, 1994 and 1993, respectively). In addition, a valuation allowance has been established to adjust the carrying value of the loans to estimated fair market value less anticipated costs of sale. The activity in the valuation allowance during

1994 and 1995, together with the related recorded and carrying value of the impaired mortgage loans at the beginning and end of each year, are summarized as follows:

                                                  Recorded         Valuation             Carrying
                                                   Value           Allowance              Value
                                                 ----------       ------------         ----------
Balance at January 1, 1994                     $   6,561,846     $   (2,800,000)     $   3,761,846
                                               =============     ==============      =============

Increase in fair market value of collateral                      $      200,000
                                                                 --------------

Balance at December 31, 1994                   $   6,646,927     $   (2,600,000)     $   4,046,927
                                               =============     ==============      =============

Increase in fair market value of collateral                      $      260,000
                                                                 --------------

Balance at December 31, 1995                   $   6,781,928     $   (2,340,000)     $   4,441,928
                                               =============     ==============      =============

     The average recorded value of the impaired mortgage loans did not differ materially from the balances at the end of the period.

NOTE 4 - INVESTMENTS IN PROPERTY
--------------------------------

     The Willows Shopping Center investment (the "Willows"), acquired in 1984, is owned jointly with an affiliate of the Partnership (the "Affiliate"); the Partnership has a 25% ownership share. The ground lessee/mortgagor stopped paying interest on the mortgage loan as of March 1990. As a result, the Partnership and its Affiliate began foreclosure proceedings to take possession of the property. A protracted series of legal interactions ensued, including the filing of an involuntary bankruptcy petition by the second leasehold mortgagee. In June 1991, the Partnership and its Affiliate sold the mortgage note to the original owner of the Willows, who in turn undertook and completed the foreclosure action. The Partnership and its Affiliate received a new mortgage note; the principal related to the Partnership's share is $3,715,802. The note bears interest at 9.323% per annum, payable monthly; however, it may accrue with interest compounded at 11%. The loan matures on June 18, 2001. The original owner also assumed the ground lease. The ground lease provides for annual rental payments to the Partnership of $137,500. Rental payments may accrue through June 1996, with interest compounding at 11%. The ground lease also provides for participation rentals at 70% of gross revenues in excess of a base amount to the Partnership and its Affiliate. Under this investment arrangement, however, the Partnership and its Affiliate are bearing substantial economic risks of ownership; accordingly, the investment is being accounted for as a jointly owned property.

     In connection with a major renovation of the property, on January 1, 1995, the Partnership and its Affiliate committed to make a construction loan to the ground lessee in the amount of $2,500,000. The Partnership's share is $625,000 of which $100,621 has been funded as of December 31, 1995. Interest accrues at 11% compounded monthly; debt service payments begin on January 1, 1996, including principal payments based upon a 15-year amortization schedule. The note matures on December 31, 1997. In addition, the ground lease was amended, whereby after January 1, 1996, the Partnership and the Affiliate may, at their sole discretion, offer the entire property for sale.

     At December 31, 1995 and 1994, the Partnership's proportionate share of the carrying value of the property was comprised of land of $1,250,000 and building and improvements of $3,867,318 and $3,636,582, respectively (net of accumulated depreciation of $766,954 and $581,911, respectively). The buildings are being depreciated on a straight-line basis with an estimated useful life ranging from 21 to 25 years.

     The Partnership's proportionate share of future minimum rentals under non-cancelable operating leases are: $583,750 in 1996; $591,250 in 1997; $581,750 in 1998; $537,250 in 1999; $413,000 in 2000; and $1,446,500 thereafter.


NOTE 5 - INCOME TAXES
---------------------

     The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                                                   Year ended December 31,
                                                             ---------------------------------

                                                               1995         1994        1993
                                                               ----         ----        ----
Net income (loss) per financial
 statements                                               $  1,569,268  $ 3,129,077   $ (899,024)

Timing differences:
 Ground rent and mortgage loan interest (1)                    688,074      602,941      678,782
 Gain on sale                                                      -        223,483          -
 Expenses                                                          -            -          9,280
 Valuation allowance                                          (260,000)    (200,000)   2,800,000
                                                            -----------  -----------  -----------

Taxable income                                              $1,997,342   $3,755,501   $2,589,038
                                                            ===========  ===========  ===========

(1) Represents additional contractual revenue recognized for tax purposes related to the Willows Shopping Center in 1993.

NOTE 6 - PARTNERS' CAPITAL
--------------------------

     Allocations of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partner. Cash distributions are made quarterly.

     Net sales proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partner. The adjusted capital contribution per limited partnership unit was reduced from $1,000 to $790 during 1985, from $790 to $740 during 1991, and from $740 to $546.66 during 1994 as a result of such transactions. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partner is allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partner.

NOTE 7 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended December 31, 1995 were made on January 25, 1996 in the aggregate amount of $248,485 ($8.20 per limited partnership unit).

                     NEW ENGLAND LIFE PENSION PROPERTIES;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                                                    SCHEDULE III

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AT DECEMBER 31, 1995

                                                                                      Costs Subsequent    Gross Amount at Which
                                             Initial Costs to Partnership             to Acquisitions   Carried at Close of Period
                                   -----------------------------------------------   -----------------------------------------------


                                     Encum -                         Buildings &     Improve -                        Buildings &
Description                        brances            Land        Improvements            ments         Land         Improvements
--------------------------         -----------   --------------   ----------------   ------------   --------------   ---------------
Research and Development
Facility
Columbia, Maryland                 Note A           1,122,880            --                --           1,122,880          --

25% interest in Shopping Center
Concord, California                Note A           1,250,000        3,298,795         1,335,476        1,250,000       4,634,271

Office Building
Decatur, Georgia                   Note A           1,709,567           --                --            1,709,567          --
                                   -------------------------------------------------------------------------------------------------


            Total                                  $4,082,447       $3,298,795        $1,335,476       $4,082,447      $4,634,271
                                   =================================================================================================


                                     Accrued                         Accumulated        Date of          Date        Depreciable
Description                        Ground Rent       Total        Depreciation       Construction   Acquired              Life
--------------------------         -----------   --------------   ----------------   ------------   --------------   ---------------
Research and Development
Facility
Columbia, Maryland                     --           1,122,880             --              --            03/28/84            --

25% interest in Shopping Center
Concord, California                    --           5,884,271           (766,954)         --     (L)    07/30/84
                                                                                                 (B)    06/18/91         25 years

Office Building
Decatur, Georgia                     234,500        1,944,067             --              --     (L)    02/20/85         30 years
                                                                                                 (B)        1992
                                   -------------------------------------------------------------------------------------------------


            Total                   $234,500       $8,951,218          ($766,954)
                                   =================================================================================================



                Notes:                             (L) Land
(A) All senior mortgages on the properties are     (B) Buildings & Improvements
    held by New England Life Pension Properties.

                (B) Reconciliation of real estate owned:

                         Balance at beginning of year                              $8,535,439
                                   Acquisitions                                       415,779
                                                                                --------------

                         Balance at end of year                                    $8,951,218
                                                                                ==============

                         Accumulated depreciation
                           at beginning of year                                      $581,911
                         Depreciation expense 1995                                    185,043
                                                                                --------------

                           Accumulated depreciation at end of year                   $766,954
                                                                                ==============

                     NEW ENGLAND LIFE PENSION PROPERTIES;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                                                     SCHEDULE IV

                         MORTGAGE LOANS ON REAL ESTATE
                                  AT DECEMBER 31, 1995

                                                   Final             Periodic                                  Cost
                               Interest           Maturity           Payment           Face Amount           Recovery
Description                      Rate               Date              Terms            of Mortgage           Allowance
-----------                  ------------       ------------       ------------      ---------------       -------------
Research and Development
Facility                                                             Interest
Columbia, Maryland                 11.50%         03/28/94           Monthly               4,000,000             --
                            (See Note 3)                             Principal
                                                                    at Maturity

Office Building
 Decatur, Georgia                   8.50%         12/31/96        25-yr monthly
                            (See Note 3)                           amortization            5,825,000            (394,415)
                                                                     Principal
                                                                   at Maturity

 2nd Mortgage                      12.00%         12/31/96           Interest                633,076             --
                                                                     Monthly
                                                                    Principal
                                                                   at Maturity
                             -------------------------------------------------------------------------------------------

           Total                                                                         $10,458,076           ($394,415)
                             ===========================================================================================

                                 Valuation
                                 allowance               Amount of            Deferred           Carrying
                                for impaired             Interest            Aquisition          Amount of
Description                    Mortgage loans           Receivable              Fees             Mortgage
-----------                  ------------------       --------------       --------------      -------------
Research and Development
Facility
Columbia, Maryland                   --                     --                   --              $4,000,000


Office Building
 Decatur, Georgia
                                     (2,340,000)             718,267                    0        $3,808,852


 2nd Mortgage                        --                     --                   --              $  633,076

                             -------------------------------------------------------------------------------

           Total                    ($2,340,000)            $718,267                   $0        $8,441,928
                             ===============================================================================


                             Balance at beginning of year                                     $8,048,662
                             Valuation allowance for impaired loans                              260,000
                             Increase in acccrued ground lease/mortgage
                                  loan receivables                                               135,000
                             Amortization of deferred acquisition fees                            (1,734)
                                                                                          --------------
                                                                                               8,441,928
                                                                                          ==============

                      DECATUR TOWNCENTER ASSOCIATES, LTD.

                             FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994, AND 1993

                             FINANCIAL STATEMENTS
                                  INDEX NO. 2

                   AUDITOR'S REPORT AND FINANCIAL STATEMENTS

                    OF DECATUR TOWNCENTER ASSOCIATES, LTD.

                                                                            PAGE #
Independent Auditor's Report of Duggan & Massey, P.C...........................

Balance Sheet - December 31, 1995 and 1994.....................................

Statement of Income - For the Years Ended
  December 31, 1995, 1994 and 1993.............................................

Statement of Changes in Partner's Capital - For the Years Ended
  December 31, 1995, 1994 and 1993.............................................

Statement of Cash Flows - For the Years Ended
  December 31, 1995, 1994 and 1993.............................................

Notes to Financial Statements..................................................

                     [LETTERHEAD OF DUGGAN & MASSEY, P.C.]

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------


To The Partners
Decatur TownCenter Associates, Ltd.

We have audited the accompanying balance sheets of Decatur TownCenter Associates, Ltd. as of December 31, 1995 and 1994 and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decatur TownCenter Associates, Ltd. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership's significant cash deficits and operating losses raise substantial doubt about its ability to continue as a going concern. The Partnership's ability to continue as a going concern is dependent on attaining future positive cash flow and/or additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                      /s/ Duggan & Massey, PC

January 15, 1996

                      DECATUR TOWNCENTER ASSOCIATES, LTD.
                                BALANCE SHEETS


                                    ASSETS
                                    ------

                                                    December 31
                                           ----------------------------
                                               1995             1994
                                           ------------    ------------
Current Assets
  Cash                                      $  101,091      $   15,024
  Accounts receivable - tenants (Net of
    allowance for doubtful accounts of
    $340 and $1,072)                             8,422          20,376
  Accounts receivable - others                   9,810           3,955
  Prepaid expenses                               2,826           1,860
                                           ------------    ------------

      Total Current Assets                     122,149          41,215
                                           ------------    ------------

Building and Improvements (Net of
  accumulated depreciation of
  $3,059,894 and $2,818,534)                 2,978,833       3,161,332
                                           ------------    ------------

Other Assets
  Loan costs (Net of accumulated
    amortization of $100,000 and
    $98,349)                                       -0-           1,650

  Commissions and procurement fees
    (Net of accumulated amortization of
    $141,934 and $89,770)                      123,638         156,906

Investment in Decatur TownCenter II
  Associates                                         1               1
                                           ------------     -----------

      Total Other Assets                       123,639         158,557
                                           ------------     -----------

      Total Assets                          $3,224,621      $3,361,104
                                           ============     ===========

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

                                                  December 31
                                         ------------------------------
                                              1995           1994
                                         --------------  --------------
Current Liabilities
  First mortgage payable                   $5,825,000     $5,825,000
  Second mortgage payable                   1,055,116      1,055,116
  Accrued interest expense                  1,190,277        994,535
  Accrued ground rent expense               1,189,250        988,250
  Accounts payable                             42,200         40,356
  Rents received in advance                     1,088          1,536
  Security deposit                              1,964          1,964
                                         --------------  --------------

      Total Current Liabilities             9,304,895      8,906,757
                                         --------------  --------------









Partners' Capital                          (6,080,274)    (5,545,653)
                                         --------------  --------------




      Total Liabilities and
       Partners' Capital                   $3,224,621     $3,361,104
                                         ==============  ==============


                See accompanying notes and accountant's report.

DECATUR TOWNCENTER ASSOCIATES LTD.
STATEMENTS OF INCOME



                                                 Years Ended
                                                 December 31
                                    -------------------------------------
                                       1995          1994          1993
                                    ----------   -----------   ----------
Rental Income                       $1,143,642    $1,200,783   $1,080,745
                                    ----------    ----------   ----------

Expenses
  Advertising and promotion              3,433         4,480          857
  Amortization                          65,084        69,133       58,240
  Bad debts                              9,524          (530)         620
  Depreciation                         230,092       224,828      213,102
  Donations                                100           248          120
  General building maintenance         112,535       104,466      100,522
  Ground rent                          201,000       201,000      201,000
  Insurance                             10,336         6,611       10,635
  Interest                             621,739       621,734      655,714
  Legal and accounting                  11,717         9,762        8,735
  Management fees and commissions       75,201        65,888       62,854
  Miscellaneous rental expense             -0-         1,337          971
  Office                                 5,355         5,324        3,864
  Parking deck                          11,465        12,783       10,417
  Salary reimbursement                  36,263        37,716       27,622
  Security                              21,208        18,599       17,501
  Taxes and licenses                   142,618       123,490      131,827
  Utilities                            119,980       122,336      122,318
                                    ----------   -----------   ----------

         Total Expenses              1,677,650     1,629,205    1,626,919
                                    ----------   -----------   ----------

         Operating Loss               (534,008)     (428,422)    (546,174)
                                    ----------   -----------   ----------

Other Income and Expenses
  Interest income                          307           845        3,956
  Penalty                                 (920)          -0-          -0-
                                    ----------   -----------   ----------
   Total Other Income and Expenses        (613)          845        3,956
                                    ----------   -----------   ----------

         Net Loss                   $ (534,621)   $ (427,577)  $ (542,218)
                                    ==========   ===========   ==========

                See accompanying notes and accountant's report.

                      DECATUR TOWNCENTER ASSOCIATES LTD.
                        STATEMENTS OF PARTNERS' CAPITAL


                                                    Years Ended
                                                    December 31
                                   ------------------------------------------
                                        1995          1994          1993
                                   -------------  ------------  -------------
Balance, beginning of period       $ (5,545,653) $ (5,118,076)  $ (4,575,858)


Net loss for the period                (534,621)     (427,577)      (542,218)
                                   -------------  ------------  ------------


Balance, end of period             $ (6,080,274) $ (5,545,653)  $ (5,118,076)
                                   =============  ============  ============


See accompanying notes and accountant's report.

                      DECATUR TOWNCENTER ASSOCIATES LTD.
                           STATEMENTS OF CASH FLOWS


                                                                          Years Ended
                                                                          December 31
                                                        -----------------------------------------------------
                                                             1995               1994                1993
                                                        --------------    ----------------    ---------------
Cash Flows From Operating Activities:
  Net loss                                               $   (534,621)     $    (427,577)      $  (542,218)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Depreciation and amortization                           295,176            293,961           271,342
      (Increase) Decrease in assets:
           Accounts receivable - tenants                       11,954             10,072           (11,785)
           Accounts receivable - others                        (5,855)            (3,955)            6,965
           Prepaid expenses                                      (966)               722            11,578
      Increase (Decrease) in Liabilities:
           Accounts payable and accrued
            liabilities                                       398,586            238,464           265,679
           Rents received in advance                             (448)            (4,964)            6,500
                                                        --------------    ---------------     --------------

             Net cash provided by
                operating activities                          163,826            106,723             8,061

Cash Flows From Investing Activities:
  Capital expenditures                                        (77,759)          (155,176)         (294,623)
                                                        --------------    ---------------     --------------

Net increase (decrease) in cash and
  cash equivalents                                             86,067            (48,453)         (286,562)

Cash and cash equivalents at beginning
  of year                                                      15,024             63,477           350,039
                                                        --------------    ---------------     --------------

Cash and cash equivalents at end of year                 $    101,091      $      15,024       $    63,477
                                                        ==============    ===============     ==============


Supplemental disclosure of cash flow
information:

  Cash paid during the year for interest                 $    425,996      $     577,822       $   599,154
                                                        ==============    ===============     ==============


                See accompanying notes and accountant's report.

                      DECATUR TOWNCENTER ASSOCIATES, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Operations
     -------------------------
     Decatur TownCenter Associates, Ltd. was formed on March 8, 1984 as a partnership between A.J. Land, Jr., Daniel B. Pattillo and Lawrence P. Kelly. A.J. Land, Jr. is the general partner of the project. The partnership was established to construct, manage, and lease an office building in Decatur, Georgia.

     Building and Improvements
     -------------------------
     Building and improvements are carried at cost. Depreciation on the building is computed using the straight-line method over a thirty year period. Tenant improvements are being depreciated using the straight-line method over the lives of the related tenant leases. Expenditures for maintenance, repairs, renewals and improvements which do not materially extend the useful lives of the assets are charged to current earnings.

     Intangible Assets
     -----------------
     Loan costs are being amortized using the straight-line method over a ten year period.

     Commissions and procurement fees are being amortized using the straight-line method over the lives of the related leases.

     Income Taxes
     ------------
     These financial statements do not reflect a provision or expense for income taxes. Each partner's pro rata share of income or loss is reported on their individual income tax return.

     Reclassifications
     -----------------
     Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

     Cash and Cash Equivalents
     -------------------------
     For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of twelve months or less together with accrued interest to be cash equivalents.

                      DECATUR TOWNCENTER ASSOCIATES, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


2.   BUILDING AND IMPROVEMENTS

     The investment in building and improvements consists of the following:

                                          December 31
                                   --------------------------
                                       1995          1994
                                   ------------  ------------
Construction period interest
  and taxes                        $   338,060   $   338,060
Building                             3,863,063     3,863,063
Landscape and lobby                    116,102       116,102
Furniture and equipment                  9,067         9,067
Tenant and capital improvements      1,712,435     1,653,574
Less: accumulated depreciation      (3,059,894)   (2,818,534)
                                   ------------  ------------

Total Building and Improvements    $ 2,978,833   $ 3,161,332
                                   ============  ============

3.   FIRST MORTGAGE PAYABLE

     New England Life Pension Properties holds a first mortgage secured by all of the real property and improvements of the partnership. The total proceeds were $5,825,000. Monthly payments of interest only began April 1, 1985 and continue until maturity. On February 19, 1995, the maturity date of the note was changed from February 19, 1995 to December 31, 1996. On the maturity date, the loan shall be due and payable in full, including any unpaid interest. Annual interest expense amounted to $495,125 for the year ended December 31, 1995, $495,125 for the year ended December 31, 1994, and $529,100 for the year ended December 31, 1993. Interest in the amount of $84,498, $15,369 and $98,072 was accrued but unpaid at December 31, 1995, 1994 and 1993, respectively. There are no binding agreements to refinance on or after the maturity date. The promissory note was amended March 1, 1993 to reduce the interest rate from 12% to 8.5% per annum.

4.   SECOND MORTGAGE PAYABLE

     New England Life Pension Properties ($633,076) and Decatur TownCenter Associates, Ltd. partners ($422,040) hold a second leasehold mortgage secured by all of the real property and improvements of the Partnership. The total proceeds were $1,055,116. The loan bears interest at twelve percent per year, beginning March 10, 1986 until maturity. On February 19, 1995, the maturity date of the note was changed from February 19, 1995 to December 31, 1996. On the maturity date, the loan shall be due and payable including accrued interest. There are no binding agreements to refinance on or after the maturity date. Annual interest expense amounted to $126,614 for each of the years ended December 31, 1995, 1994, and 1993. Interest in the amount of $1,105,779, $979,165 and $852,551 was accrued but unpaid at December 31, 1995, 1994 and 1993, respectively.

                      DECATUR TOWNCENTER ASSOCIATES, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


5.   RELATED PARTY TRANSACTIONS

     The Partnership has contracted with related parties for the performance of various management, leasing and construction services. The Decatur TownCenter Associates, Ltd. partners have common ownership and management control with Land Realty Services, Land & Property In-Town, Pope and Land Enterprises, and Decatur TownCenter II Associates.

     Amounts involving related parties are summarized as follows:

                                       1995      1994      1993
                                     --------  --------  --------
     Accounts receivable             $ 10,149  $  3,955  $    -0-
     Accounts payable                  25,355     1,416    34,149
     Capital improvements                 -0-     4,996    21,789
     Construction-tenant finishes      46,076    89,273   119,978
     Entertainment                        -0-       -0-        14
     General maintenance               34,923    10,556     4,919
     Interest expense                  50,646    50,646    50,646
     Lease buy-outs                       -0-    26,637   122,024
     Commissions                       34,912    26,022    22,609
     Management fees                   33,361    35,743    38,453
     Salaries                          36,392    37,716    27,622

     Other related party items include a portion of the second mortgage funded by partners in the amount of $422,040 (See Note 4) and the accrued interest due to the partners on the second mortgage for the years ended December 31, 1995, 1994 and 1993 of $442,311, $391,665 and $341,020, respectively.

6.   LEASE COMMITMENTS

     Land - Building Site
     --------------------
     The Partnership sold to and leased back from New England Life Pension Properties the land on which the building is located. The Partnership is committed to a sixty-year lease beginning February 20, 1985. The lease covers property of approximately one acre under the building. Annual ground lease expense amounted to $201,000 for each of the years ended December 31, 1995, 1994 and 1993. At December 31, 1995, 1994 and 1993, a
     total of $1,189,250, $988,250 and  $787,250 was accrued but unpaid.

                      DECATUR TOWNCENTER ASSOCIATES, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


     The lease amount is comprised of a fixed annual rental and a participation rental. The fixed annual rental is $16,750 per month. The participation rental is a sum equal to sixty percent (60%) of gross receipts (as defined in the lease agreement) in excess of the base amount attributable to the current lease year. Gross receipts did not exceed the stated base amounts for the years ended December 31, 1995, 1994 and 1993; therefore, no participation rental was owed.

     Minimum future rental payments are as follows:

               1996                    $  201,000
               1997                       201,000
               1998                       201,000
               1999                       201,000
               2000                       201,000
               Thereafter               8,877,500
                                       ----------

               Total Minimum Future
                 Rental Payments       $9,882,500
                                       ==========

     The Partnership has an option to repurchase the land on the date the first mortgage is repaid.

     Land - Parking Lot
     ------------------
     The Partnership owns approximately one and one-half acres on which the parking lot is located; however, in conjunction with the sale-leaseback described above, this land was leased to and subleased back from New England Life Pension Properties. The primary lease is for a term of ninety-nine years, beginning February 20, 1985. The annual rent income amount is $1. The terms of the sublease are identical to those of the primary lease, with the annual rent expense amount being $1.

7.   INVESTMENT IN DECATUR TOWNCENTER II ASSOCIATES

     Decatur Town Center Associates, Ltd. entered into a joint venture on December 31, 1987 with New England Life Pension Properties IV to build an office building on the Leasehold Tract - Clairmont Road Property. The joint venture will lease and manage the property until December 31, 2047 unless sooner dissolved or terminated. No losses from the joint venture have been allocated to Decatur TownCenter Associates, Ltd. since operating deficiencies are funded by New England Life Pension Properties IV.

                      DECATUR TOWNCENTER ASSOCIATES, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


8.   RENTALS UNDER OPERATING LEASES

     Minimum future rental income on noncancellable operating leases as of December 31, 1995 is:


          Year Ending       Minimum Future
          December 31          Rentals
          -----------       --------------
              1996              $  844,474
              1997                 720,270
              1998                 514,765
              1999                 357,896
              2000                 170,415
              Thereafter            12,254
                                ----------

              Total             $2,620,074
                                ==========

9.   CONTINGENCY

     The Partnership is negotiating with New England Life Pension Properties to purchase the land and retire the debt in Decatur TownCenter Associates, Ltd. If these negotiations are unsuccessful, New England Life Pension Properties has the option to offer the property for sale at its sole discretion as granted in the amended ground lease dated February 19, 1995.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP

                               FINANCIAL REPORT

                               DECEMBER 31, 1995

                             FINANCIAL STATEMENTS
                                  INDEX NO. 3

                   AUDITOR'S REPORT AND FINANCIAL STATEMENTS

                OF M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP

                                                                           PAGE #
Independent Auditor's Report of Wolpoff & Company.............................

Balance Sheet - December 31, 1995 and 1994....................................

Statement of Income - For the Years Ended
  December 31, 1995, 1994 and 1993............................................

Statement of Partners' Capital - For the Years Ended
  December 31, 1995, 1994 and 1993............................................

Statement of Cash Flows - For the Years Ended
  December 31, 1995, 1994 and 1993............................................

Notes to Financial Statements.................................................

                    [LETTERHEAD OF WOLPOFF & COMPANY, LLP]

To the Partners
M.O.R. XVIII Associates Limited Partnership
Columbia, Maryland


We have reviewed the balance sheet of M.O.R. XVIII Associates Limited Partnership as of December 31, 1995 and 1994, and the related statements of income, partners' capital and cash flows for the three years ended December 31, 1995, 1994 and 1993, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of M.O.R. XVIII Associates Limited Partnership.

A review consists principally of inquiries of Partnership personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has a mortgage which was due in March 1994. The Partnership's plans regarding this matter are described in Note 7. The financial statements do not include any adjustments that might result from this uncertainty.


                                        /s/ Wolpoff & Company, LLP
                                        WOLPOFF & COMPANY, LLP


Baltimore, Maryland
February 15, 1996

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                                 BALANCE SHEET
                                 -------------

                                    ASSETS
                                    ------

                                                           December 31,
                                                   ----------------------------
                                                       1995           1994
                                                   -------------  -------------
PROPERTY, AT COST - Notes 1 and 2
   Building                                         $ 2,449,170    $ 2,449,170
   Tenant Improvements                                1,138,724      1,138,724
   Land, 5.3 Acres, Unimproved
    (11 Acres are Leased - See Note 5)                  762,452        762,452
   Preliminary Development Costs                        227,713        227,713
   Deferred Costs                                       403,059        403,059
                                                   -------------  -------------
                                                      4,981,118      4,981,118
   Less Accumulated Depreciation and Amortization     1,250,349      1,175,683
                                                   -------------  -------------

          PROPERTY, NET                               3,730,769      3,805,435
                                                   -------------  -------------

OTHER ASSETS
   Cash and Cash Equivalents - Note 1                     1,494          1,564
   Restricted Funds - Note 2                            152,556        145,573
   Receivables from Tenant
    Rent and Expense Reimbursements                         -0-          1,780
    Deferred Rent Receivable - Notes 1 and 4            644,037        619,738
   Receivable, Affiliates - Note 3                       40,512         40,512
   Receivable, Partner - Note 3                         150,000        150,000
   Prepaid Ground Rent                                      -0-         20,625
                                                   -------------  -------------

          TOTAL OTHER ASSETS                            988,599        979,792
                                                   -------------  -------------


                                                    $ 4,719,368    $ 4,785,227
                                                   =============  =============










__________

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                                 BALANCE SHEET
                                 -------------

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

                                                        December 31,
                                                ----------------------------
                                                    1995            1994
                                                -------------  -------------
LIABILITIES
   Mortgage Payable - Note 2                     $ 4,000,000    $ 4,000,000
   Accrued Interest Payable                           38,333         38,333
   Tenant Security Deposits                           43,161         43,161
   Payable, Affiliates - Note 3                      360,261        379,608
   Accounts Payable and Accrued Expenses               1,271            -0-
                                                -------------  -------------

          TOTAL LIABILITIES                        4,443,026      4,461,102

COMMITMENTS AND CONTINGENCY - Notes 2, 5 and 7

PARTNERS' CAPITAL - Note 1                           276,342        324,125
                                                -------------  -------------


                                                 $ 4,719,368    $ 4,785,227
                                                =============  =============











__________

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                              STATEMENT OF INCOME
                              -------------------

                                                 Year Ended December 31,
                                         --------------------------------------

                                             1995         1994         1993
                                         ------------ ------------ ------------
REVENUE - Notes 1 and 4
 Rental Income                            $  677,374   $  677,374   $  677,374
 Interest and Other Income                     4,072       22,808       23,218
                                         ------------ ------------ ------------

   TOTAL REVENUE                             681,446      700,182      700,592
                                         ------------ ------------ ------------

EXPENSES - Note 4
 General and Administrative                    7,342        4,449       11,224
 Property Taxes, Undeveloped Land              9,751       10,194       10,194
 Legal and Accounting                          3,700        3,818        8,768
 Management Fees - Note 3                     19,232        5,266        4,316
 Maintenance Expenses                            -0-          -0-       19,567
                                         ------------ ------------ ------------

   TOTAL EXPENSES                             40,025       23,727       54,069
                                         ------------ ------------ ------------

OPERATING INCOME                             641,421      676,455      646,523
                                         ------------ ------------ ------------

DEBT SERVICE AND GROUND RENT
 Interest on Permanent Mortgage - Note 2     460,000      460,000      460,000
 Ground Rent - Note 5                        154,538      126,500      126,500
 Land Mortgage (Excluding
  Special 1993 Principal Payment) - Note 2       -0-       87,024      103,099
                                         ------------ ------------ ------------
                                             614,538      673,524      689,599
                                         ------------ ------------ ------------

FUNDS (DEFICIT) GENERATED BY OPERATIONS       26,883        2,931      (43,076)
                                         ------------ ------------ ------------

ADDITIONAL ITEMS TO ARRIVE AT NET LOSS
 Depreciation and Amortization               (74,666)     (81,324)     (94,785)
 Principal Payments on Land Mortgage             -0-       18,080        6,780
                                         ------------ ------------ ------------
                                             (74,666)     (63,244)     (88,005)
                                         ------------ ------------ ------------

NET LOSS - Notes 1 and 6                  $  (47,783)  $  (60,313)  $ (131,081)
                                         ============ ============ ============







__________

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                        STATEMENT OF PARTNERS' CAPITAL
                        ------------------------------

                                             Year Ended December 31,
                                   -------------------------------------------

                                       1995           1994           1993
                                   -------------  -------------  -------------
CAPITAL CONTRIBUTIONS
   Prior Years                      $ 1,489,546    $   414,406    $    50,674
   Current Year                             -0-      1,075,140        363,732
                                   -------------  -------------  -------------
                                      1,489,546      1,489,546        414,406
                                   -------------  -------------  -------------
DISTRIBUTIONS
   Prior Years                         (788,241)      (788,241)      (788,241)
                                   -------------  -------------  -------------


ACCUMULATED LOSSES
   Prior Years                         (377,180)      (316,867)      (185,786)
   Current Year                         (47,783)       (60,313)      (131,081)
                                   -------------  -------------  -------------
                                       (424,963)      (377,180)      (316,867)
                                   -------------  -------------  -------------


TOTAL PARTNERS' CAPITAL (DEFICIT)   $   276,342    $   324,125    $  (690,702)
                                   =============  =============  =============











__________

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                                                                 Year Ended December 31,
                                                                    -------------------------------------------------

                                                                          1995             1994            1993
                                                                    ---------------  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                          $    (47,783)    $    (60,313)    $   (131,081)
                                                                    ---------------  ---------------  ---------------
   Adjustments to Reconcile Net Loss
      to Net Cash Provided (Used) by Operating Activities
         Depreciation and Amortization                                     74,666           81,324           94,785
         Change in Accounts Payable and Accrued Expenses                    1,271         (192,363)         (96,948)
         Change in Prepaid Expenses                                        20,625              -0-          (20,625)
         Increase in Receivables from Tenant                              (22,519)        (149,901)        (245,826)
         Change in Loan Payable, Affiliates                               (19,347)         379,608          (63,731)
         Increase in Receivables, Affiliates                                  -0-          (25,286)             -0-
         Increase in Restricted Funds                                      (6,983)            (842)         (46,731)
                                                                    ---------------  ---------------  ---------------
            Total Adjustments                                              47,713           92,540         (379,076)
                                                                    ---------------  ---------------  ---------------

               Net Cash Provided (Used) by Operating Activites                (70)          32,227         (510,157)
                                                                    ---------------  ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Reimbursement for Tenant Improvements                                      -0-              -0-           10,879
   Change in Receivable, Affiliates                                           -0-          (15,226)         602,815
   Deferred Costs                                                             -0-              -0-           (9,604)
   Change in Receivable, Partner                                              -0-              -0-         (150,000)
                                                                    ---------------  ---------------  ---------------

               Net Cash Provided (Used) by Investing Activities               -0-          (15,226)         454,090
                                                                    ---------------  ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions                                                      -0-              -0-          363,732
   Principal Payments, Land Loan                                              -0-          (18,080)        (306,780)
                                                                    ---------------  ---------------  ---------------

               Net Cash Provided (Used) by Financing Activities               -0-          (18,080)          56,952
                                                                    ---------------  ---------------  ---------------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                                  (70)          (1,079)             885

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                1,564            2,643            1,758
                                                                    ---------------  ---------------  ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                               $      1,494     $      1,564     $      2,643
                                                                    ===============  ===============  ===============




                                  (Continued)



__________

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                                                             Year Ended December 31,
                                                                -----------------------------------------------

                                                                     1995             1994            1993
                                                                -------------    -------------    -------------
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
      Cash Paid During the Year for Interest                     $   539,244      $   539,244      $   556,319
                                                                =============    =============    =============

SUPPLEMENTAL SCHEDULE OF
   NONCASH FINANCING ACTIVITIES:
      Assumption of Land Mortgage by Partners                    $       -0-      $ 1,075,140      $       -0-
                                                                =============    =============    =============












__________

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1995
                               -----------------


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization
         ------------
         M.O.R. XVIII Associates Limited Partnership was formed in 1982 pursuant to an agreement under the Maryland Uniform Limited Partnership Act.

         Property
         --------
         The Partnership owns a leasehold interest in a 75,000-square-foot office/warehouse building in Columbia (Howard County), Maryland. See
         Note 5 regarding the related land lease. The development of the property, which is 100% leased to Crop Genetics International Corporation (see Note 4), was completed and operations commenced in February 1984. The Partnership also owns 5.3 acres of unimproved land adjacent to the property.

         Expenses Pertaining to Unimproved Land
         --------------------------------------
         Carrying costs and expenses incurred when land is being prepared for construction are capitalized and included in land costs. This was the case in 1989 and 1990. In all other years, no substantial activity occurred and carrying costs were expensed as incurred.

         Depreciation
         ------------
         Building and improvement costs are being depreciated using the straight-line method over the estimated useful life of 50 years.

         Amortization
         ------------
         Various deferred costs are being amortized as follows:

                                                            Amortization
                                                Amount         Period
                                             ------------   ------------
               Leasing Costs                  $  170,656      10 Years
               Construction Mortgage Costs        80,850 *  1 - 3 Years
               Permanent Mortgage Costs          134,814 *    10 Years
               Organization Costs                 16,739 *    5 Years
                                             ------------

                                              $  403,059
                                             ============

               *Fully amortized.

         Rental Income
         -------------
         Rental income is recognized on a straight-line basis over the term of the lease. The excess of resulting rental income over the rent stipulated in the lease is reflected as deferred rent receivable.

         Cash and Cash Equivalents
         -------------------------
         The Partnership considers all highly liquid debt instruments purchased with a maturity of 3 months or less to be cash equivalents.

         Income Taxes
         ------------
         Partnerships, as such, are not subject to income taxes. The partners are required to report their respective shares of partnership income or loss on their respective income tax returns (see Note 6).

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                               DECEMBER 31, 1995
                               -----------------


Note 2 - DEBT SERVICE

         Permanent Financing
         -------------------
         On March 28, 1984, the Partnership obtained permanent financing on the leasehold interest from New England Life Pension Properties in the amount of $4,000,000. Pertinent terms of the mortgage are as follows:

              Mortgage Amount                              $4,000,000
              Date Settled                                  3/28/84
              Interest Rate                                  11.5%
              Total Annual Payments (Interest Only)         $460,000
              Term                                          10 Years*
              Collateral                                  Building and
                                                          Improvements

              *The mortgage principal of $4,000,000 was due on March 28, 1994
               (see Note 7).

         Land Mortgage and Related Debt Reserve Fund
         -------------------------------------------
         The Partnership obtained a land loan of $1,400,000 from the First National Bank of Maryland in December 1983. The Partnership established a debt service reserve account as collateral. The balance of this account at December 31, 1995, was $106,553. On August 1, 1994, the loan, which had an outstanding balance of $1,075,140, was assumed by MRU Limited Partnership, a limited partner, and MRU's capital account was increased accordingly. The undeveloped land remains as collateral for the loan.

Note 3 - RELATED PARTY TRANSACTIONS

         Management Fees
         ---------------
         The Partnership has entered into an agreement with Manekin Corporation, an affiliated entity, to act as management agent for the property. The management agreement provides for management fees equal to 1% of rent and tenant expense billings collected. The management fee increased to 3% in 1995. Management fees totaled $19,232, $5,266 and $4,316 in 1995,
         1994 and 1993, respectively.

         Payable, Affiliates
         -------------------
         The Partnership participates in a central disbursing cash account with various entities affiliated with the Partnership. As of December 31, 1995 and 1994, funds used by the Partnership in excess of the Partnership's cash balance amounted to $360,261 and $379,608, respectively, and is reflected as payable, affiliates. The funds bear interest at the applicable federal rate.

         Receivable, Partner
         -------------------
         As of December 31, 1995 and 1994, the Partnership had a $150,000 loan receivable from MRU Limited Partnership, a limited partner. The loan is noninterest bearing and is due upon demand.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                               DECEMBER 31, 1995
                               -----------------


Note 3 - Receivable, Affiliates
         ----------------------
(Cont.) As of December 31, 1995 and 1994, the Partnership had amounts due from various affiliated entities totaling $40,512.

Note 4 - LEASE

         Crop Genetics International Corporation entered into a lease agreement with the Partnership in September 1992 and moved into the space on December 1, 1992. Real property taxes, insurance and most operating expenses are paid directly by the tenant. The lease is for a twelve-year, three-month term and provided for six months of free rent. The average annual rent is $653,076.

         The following is a schedule of future minimum lease payments to be received:

                         1996           $  653,076
                         1997              653,076
                         1998              653,076
                         1999              653,076
                         2000              671,006
                         Thereafter      3,400,646

Note 5 - LAND SALE AND LEASEBACK

         On March 28, 1984, the Partnership entered into a sale-leaseback agreement with New England Life Pension Properties (a real estate limited partnership). Pursuant to this agreement, the Partnership sold 11 acres of land for $1,100,000 in exchange for a 60-year net leasehold interest in the land. The annual rent is $126,500 plus 50% of all increases in gross revenues in excess of $597,000. For this purpose, gross revenues do not include expense reimbursements paid by the tenant. Additional ground rent of $28,038 was incurred for 1995. No additional ground rent was incurred in 1994 and 1993.

Note 6 - TAX ACCOUNTING

         The taxable loss of the Partnership differs from financial reporting as follows:

                                   Current          Prior
                                     Year           Years            Total
                                 ------------- ---------------  ---------------
Net Loss as Reported              $  (47,783)   $   (377,180)    $   (424,963)
Depreciation Adjustments            (150,514)     (1,629,081)      (1,779,595)
Amortization of
   Construction Period
   Interest and Taxes                    -0-        (269,005)        (269,005)
Capitalized Interest and
   Taxes on Undeveloped Land             -0-          98,316           98,316
Deferred Rent                        (24,299)       (619,738)        (644,037)
                                 ------------- ---------------  ---------------

Taxable Loss                      $ (222,596)   $ (2,796,688)    $ (3,019,284)
                                 ============= ===============  ===============

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                               DECEMBER 31, 1995
                               -----------------


Note 7 - CONTINGENCY

         The Partnership has not secured new financing or an extension of the mortgage that matured on March 28, 1994. They have continued making monthly interest payments on the mortgage and are pursuing new financing. The Partnership's continuation as a going concern is dependent upon their ability to obtain debt or equity financing.

To the Partners
M.O.R. XVIII Associates Limited Partnership
Columbia, Maryland


               ACCOUNTANT'S REPORT ON SUPPLEMENTARY INFORMATION
               ------------------------------------------------


The accompanying supplementary information contained on page 13 is presented for purposes of additional analysis. Such information has not been subjected to the same inquiries and analytical procedures applied in the review of the basic financial statements, but has been compiled from information that is the representation of the management of M.O.R. XVIII Associates Limited Partnership, without audit or review. Accordingly, we do not express an opinion or any other form of assurance on such supplementary information.



                                      /s/ Wolpoff & Company, LLP
                                      WOLPOFF & COMPANY, LLP


Baltimore, Maryland
February 15, 1996

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

          SCHEDULE OF CHANGES IN PARTNERS' CAPITAL - INCOME TAX BASIS
          -----------------------------------------------------------

                         YEAR ENDED DECEMBER 31, 1995
                         ----------------------------

                                             Partners'                                 Partners'
                              Partners'       Capital                     Current       Capital
                              Ownership      (Deficit)      Capital        Year        (Deficit)
                             Percentage      12/31/94     Contribution     Loss        12/31/95
                            -------------  -------------  ------------  -----------  -------------
GENERAL PARTNER
  RA & DM, Inc.                     1.00%   $   (35,928)      $  -0-     $  (2,226)   $   (38,154)

LIMITED PARTNER
  MRU Limited Partnership          99.00%    (2,049,207)         -0-      (220,370)    (2,269,577)
                            -------------  -------------     --------   -----------  -------------

                                  100.00%   $(2,085,135)      $  -0-     $(222,596)   $(2,307,731)
                            =============  =============     ========   ===========  =============

_________

See Accountant's Report on Supplementary Information.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEW ENGLAND LIFE PENSION PROPERTIES;
                                   A REAL ESTATE LIMITED PARTNERSHIP



Date:  March   15  , 1996          By:   /s/ Joseph W. O'Connor
             ------                      ----------------------
                                         Joseph W. O'Connor
                                         President of the
                                         General Partner



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title                                       Date
     ---------                          -----                                       ----
                                   President, Principal
                                   Executive Officer and
                                   Director of the
  /s/  Joseph W. O'Connor          General Partner               March   15  , 1996
 -------------------------                                             ------
       Joseph W. O'Connor

                                   Principal Financial and
                                   Accounting Officer of the
  /s/  Daniel C. Mackowiak         General Partner               March   15  , 1996
 -------------------------                                             ------
       Daniel C. Mackowiak


                                   Director of the
  /s/  Daniel J. Coughlin          General Partner               March   15  , 1996
 -------------------------                                             ------
       Daniel J. Coughlin


                                   Director of the
  /s/  Peter P. Twining            General Partner               March   15  , 1996
 -------------------------                                             ------
       Peter P. Twining

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.                 EXHIBIT                                     PAGE NO.
-----------                 -------                                     --------
4.                 Amended and Restated Agreement of Limited                *
                   Partnership of the Registrant, dated June 29,
                   1983 (filed as Exhibit 4 to the Registrant's
                   Annual Report on Form 10-K for the fiscal
                   year ended December 31, 1983 [the "1983 Annual
                   Report"]).

10A.               Form of Escrow Deposit Agreement among the               *
                   Registrant, NEL Equity Services Corporation
                   and The First National Bank of Boston (filed
                   as Exhibit 10A to the Registrant's Registration
                   Statement on Form S-11, dated December 22, 1982,
                   file no. 2-81059 [the "Registration Statement"]).

10B.               Advisory Contract dated March 22, 1983, between          *
                   the Registrant and Copley Real Estate Advisors,
                   Inc. (filed as Exhibit 10 to the 1983 Annual Report).

10C.               Form of Agreement between the Registrant and             *
                   Copley Properties Company, Inc. relating to
                   organizational expenses (filed as Exhibit 10C
                   to the Registration Statement).

10D.               Purchase Agreement and Deposit Receipt dated             *
                   April 14, 1983 between Doyle Development Company
                   and NBS Investment Corporation, which assigned
                   its rights and obligations thereunder to the
                   Registrant (filed as Exhibit 10 to Current Report
                   on Form 8-K dated June 29, 1983, as filed on
                   July 14, 1983).

10E.               Purchase and Sale Agreement dated December 1984,         *
                   as amended by First Addendum to Purchase and Sale
                   Agreement dated as of January 10, 1985 (filed as
                   Exhibit 28 to Current Report on Form 8-K dated
                   January 23, 1985).

10F.               Amended and Restated Secured Promissory Note             *
                   dated August 20, 1985, by VMS 1984-133, Ltd.,
                   for the benefit of the Registrant and New
                   England Life Pension Properties II; A Real
                   Estate Limited Partnership.

  _________________________________________________
* Previously filed and incorporated herein by reference.

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NUMBER                                                         PAGE NUMBER
--------------                                                         -----------

10G.               Amended and Restated Ground Lease dated                   *
                   August 20, 1985 between the Registrant, New
                   England Life Pension Properties II; A Real
                   Estate Limited Partnership and VMS 1984-133,
                   Ltd.

10H.               Amended and Restated Memorandum of Ground                 *
                   Lease dated August 20, 1985 by and among the
                   Registrant, New England Life Pension Properties
                   II; A Real Estate Limited Partnership and
                   VMS 1984-133, Ltd.

10I.               Contract of Sale dated as of March 30, 1984 by            *
                   and between Decatur TownCenter Associates, Ltd.,
                   and the Registrant.

10J.               Three Party Agreement dated as of March 30, 1984          *
                   by and among Decatur Town Center Associates,
                   the Registrant and the Citizens and Southern
                   National Bank.

10K.               Promissory Note dated February 20, 1985, in the           *
                   principal amount of $5,825,000 from the Registrant
                   to Decatur Town Center Associates, Ltd.

10L.               Ground Lease dated February 20, 1985 between              *
                   the Registrant and Decatur Town Center Associates,
                   Ltd.

10M.               First Consolidated Amendatory Agreement dated             *
                   December 29, 1988 by and between Decatur
                   TownCenter Associates, Ltd. and the Registrant.

  ____________________________________________________
* Previously filed and incorporated herein by reference.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NUMBER                                                          PAGE NUMBER
--------------                                                          -----------
10N.                Purchase and Sale Agreement dated September 27,            *
                    1990 by and between New England Mutual Life
                    Insurance Company, a Massachusetts corporation,
                    and Tom Hennig Co., Inc., a California corporation,
                    as amended by Letter dated December 12, 1990.

10O.                Letter Agreement between New England Life                  *
                    Pension Properties II; A Real Estate Limited
                    Partnership, the Registrant and Willows
                    Concord Venture dated June 14, 1991.

10P.                Promissory Note dated June 14, 1991, in the                *
                    principal amount of $14,863,206.38 from Willows
                    Concord Venture to New England Life Pension
                    Properties II; A Real Estate Limited Partnership
                    and the Registrant.

10Q.                Assignment of Note and Liens Including Deed of             *
                    Trust dated as of June 13, 1991 by New England
                    Life Pension Properties II; A Real Estate Limited
                    Partnership and the Registrant to Willows Concord
                    Venture.

10R.                Assignment of VMS Loan Documents dated June 14,            *
                    1991 by Willows Concord Venture to New England
                    Life Pension Properties II; A Real Estate Limited
                    Partnership and the Registrant.

10S.                Deed of Trust and Security Agreement dated June 13,        *
                    1991 between Willows Concord Venture, as Trustor,
                    Chicago Title Company, as Trustee, and New England
                    Life Pension Properties II; A Real Estate Limited
                    Partnership and the Registrant, as Beneficiary.

10T.                Assignment of Leases and Rents dated June 13, 1991         *
                    by Willows Concord Venture to New England Life
                    Pension Properties II; A Real Estate Limited
                    Partnership and the Registrant.

10U.                Amended and Completely Restated Ground Lease               *
                    dated effective as of June 18, 1991 between
                    Registrant, New England Life Pension Properties
                    II; A Real Estate Limited Partnership and
                    Willows Concord Venture.

  ________________________________________________
* Previously filed and incorporated herein by reference.

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NUMBER                                                            PAGE NUMBER
--------------                                                            -----------
10V.                Amended and Restated Secured Promissory Note                 *
                    effective as of June 14, 1991, in the principal
                    amount of $14,863,206.38 from Willows
                    Concord Venture to the Registrant and
                    New England Life Pension Properties II;
                    A Real Estate Limited Partnership.

10W.                Modification Agreement and First Amendment to                *
                    Loan Documents dated August 13, 1991, by and
                    between Willows Concord Venture, the
                    Registrant and New England Life Pension
                    Properties II; A Real Estate Limited Partnership.

10X.                Modification Agreement and Second Amendment to               *
                    Loan Documents dated September 12, 1991, by
                    and between Willows Concord Venture, the
                    Registrant and New England Life Pension Properties
                    II; A Real Estate Limited Partnership.

10Y.                Modification Agreement and Third Amendment to                *
                    Loan Documents dated October 15, 1991, by and
                    between Willows Concord Venture, the Registrant
                    and New England Life Pension Properties II;
                    A Real Estate Limited Partnership.

10Z.                Fourth Amendment to Loan Documents dated                     *
                    December 17, 1992 by and between Willows
                    Concord Venture, Registrant and New England
                    Life Pension Properties II; A Real Estate
                    Limited Partnership.

10AA.               Amendment to Promissory Note executed as of                  *
                    March 1, 1993 made by Decatur TownCenter
                    Associates, Ltd. in favor of Registrant.

10BB.               First Amendment to First Consolidated                        *
                    Amendatory Agreement executed as of March 1,
                    1993 made by and between the Registrant and
                    Decatur TownCenter Associates, Ltd.

10CC.               Fee Transfer and Lien Release Agreement dated                *
                    June 1, 1994 by and between New England Life
                    Pension Properties, A Real Estate Limited
                    Partnership. A Massachusetts limited partnership
                    and 5141 E. Santa Ana Property Company, a
                    California Limited Partnership.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NUMBER                                                                  PAGE NUMBER
--------------                                                                  -----------
10DD.                Construction Loan Agreement dated January 1, 1995 by
                     and between Willows Concord Venture, A California
                     Limited Partnership as Borrower, and New England
                     Life Pension Properties; A Real Estate Limited
                     Partnership as Lender.

10EE.                Second Amendment to Promissory Note dated as of
                     February 19, 1995 between the Registrant and Decatur TownCenter Associates, Ltd. ("Decatur").


10FF.                Second Amendment to Ground Lease dated as of February
                     19, 1995 between the Registrant and Decatur.

10GG.                Second Amendment to First Consolidated Amendatory
                     Agreement dated as of February 19, 1995 between the Registrant and Decatur.

10HH.                Third Amendment to Participation Agreement dated as of
                     February 19, 1995 among the Registrant, A.J. Land,
                     Jr., David B. Pattillo and Lawrence P. Kelly.


  __________________________________________________
* Previously filed and incorporated herein by reference.