Form 10-Q
period 1996-03-31
NEW ENGLAND LIFE PENSION PROPERTIES
filed 1996-05-10
CIK 711417

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  ------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     -------------------------------------------------------------------

For Quarter Ended March 31, 1996        Commission File Number 0-11884


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



- ---------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1996

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEET
(Unaudited)

                              March 31, 1996  December 31, 1995
                              --------------  -----------------

ASSETS
Real estate investments:
  Ground leases and mortgage
     loans, net                    $11,508,875    $11,508,875
  Property, net                     5,076,655      5,117,318
  Deferred leasing costs and
     other assets, net                183,484        176,007
                                   -------------  ------------
                                   16,769,014     16,802,200


Cash and cash equivalents           1,226,036      1,204,043
Short-term investments                995,264      1,109,814
Interest, rent and other
  receivables                         196,317        123,928
                                   -------------  ------------
                                   $19,186,631    $19,239,985
                                   =============  ============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                   $   98,592     $  239,062
Accrued management fee                 28,681         24,575
Deferred disposition fees             457,768        457,768
                                   ------------   -----------
Total liabilities                     585,041        721,405
                                   ------------   -----------

Partners' capital:
  Limited partners ($546.66 per
    unit; 30,000 units authorized,
    issued and outstanding)        18,549,886     18,467,706
  General partner                      51,704         50,874
                                   ------------   -----------
Total partners' capital            18,601,590     18,518,580
                                   ------------   -----------

                                   $19,186,631    $19,239,985
                                   ============   ============

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                      Quarter Ended March 31,
                                          1996          1995
                                        -------       -------

INVESTMENT ACTIVITY
Property rentals                    $   191,362    $  194,110
Property operating expenses             (86,004)      (71,249)
Depreciation and amortization           (52,117)      (48,204)
                                    ------------   -----------
                                         53,241        74,657

Ground rentals and interest on
   mortgage loans                       306,625       277,410
                                    ------------   -----------

   Total real estate activity           359,866       352,067

Interest on cash equivalents
   and short term investments            27,575        33,405
                                    ------------   -----------
   Total investment activity            387,441       385,472
                                    ------------   -----------

Portfolio Expenses

Management fee                           28,681        24,575
General and administrative               27,265        25,996
                                    ------------   -----------
                                         55,946        50,571
                                    ------------   -----------

Net Income                          $   331,495    $  334,901
                                    ============   ===========

Net income per limited partnership
   unit                             $     10.94    $    11.05
                                    ============   ===========

Cash distributions per
   limited partnership unit         $      8.20    $     8.20
                                    ============   ===========

Number of limited partnership
   units outstanding during the
   period                                30,000        30,000
                                    ============   ===========

                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(Unaudited)

                           Quarter Ended March 31,
                         1996                    1995
                ---------------------- -----------------------

                 General   Limited       General      Limited
                 Partner   Partners      Partner      Partners
                --------- ---------     ---------    ---------

Balance at
beginning of
period          $ 50,874  $18,467,706   $45,121    $17,898,131


Cash
distributions     (2,485)   (246,000)    (2,485)     (246,000)


Net income         3,315     328,180      3,349       331,552
                ---------  ----------   ---------   ----------

Balance at
end of period   $ 51,704  $18,549,886   $45,985    $17,983,683
                 ========  ==========   =========  ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                      Quarter Ended March 31,
                                  -------------------------------
                                         1996          1995
                                     -----------   -----------

Net cash provided by operating
  activities                           $   161,526   $    265,813
                                       ------------   ------------
Cash flows from investing activities:
  Capital expenditures on owned
     property                               (5,598)      (134,036)
  Decrease (increase) in short-term
     investments, net                      114,550       (758,481)
                                        -----------   ------------
       Net cash provided by (used in)
       investing activities                108,952       (892,517)
                                        -----------   ------------

Cash flows from financing activity:
  Distributions to partners               (248,485)      (248,485)
                                        -----------   ------------

       Net increase (decrease) in
       cash and cash equivalents            21,993       (875,189)

Cash and cash equivalents:
  Beginning of period                    1,204,043      2,431,089
                                       ------------   ------------

  End of period                        $ 1,226,036   $  1,555,900
                                       ============   ============

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital for the interim periods ended March 31, 1996 and 1995. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1995 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
- ----------------------------------

     New England Life Pension Properties; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from Federal income tax. The Partnership commenced operations in June, 1983 and acquired several investments through 1985. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the general partner could extend the investment period if it is in the best interest of the limited partners.

NOTE 2 - INVESTMENTS IN GROUND LEASES AND MORTGAGE LOANS
- --------------------------------------------------------

     The mortgage loan on Decatur TownCenter is impaired. Accordingly, a valuation allowance has been established to adjust the carrying value of the loan to its estimated fair market value less anticipated costs of sale. The activity in the valuation allowance during 1995 and 1996, together with the related recorded and carrying values of the impaired mortgage loan at the beginning and end of the respective periods are as follows:

                            Recorded    Valuation    Carrying
                             Value      Allowance     Value
                          -----------  -----------  ----------
Balance at January 1, 1995   $6,646,927  $(2,600,000) $ 4,046,927
                             ===========   ==========  ===========

Balance at March 31, 1995    $6,645,193  $(2,600,000) $ 4,045,193
                              ==========  ===========   ==========

Increase in estimated fair
  market value of collateral             $   260,000
                                           ----------

Balance at December 31, 1995 $6,781,928  $(2,340,000) $ 4,441,928
                              ==========  ===========   ==========

Balance at March 31, 1996    $6,781,928  $(2,340,000) $ 4,441,928
                              ==========  ===========   ==========

The average recorded value of the impaired mortgage loan did not differ materially from the balance at the end of the period.

NOTE 3 - SUBSEQUENT EVENT
- -------------------------

Distributions of cash from operations relating to the quarter ended March 31, 1996 were made on April 25, 1996 in the aggregate amount of $290,000 ($9.57 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
- -------------------------------

     The Partnership completed its offering of units of limited partnership interest in June, 1983. A total of 30,000 units were sold. The Partnership received proceeds of $27,253,251, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments; one was sold in 1985, one in 1991 and another in 1994. As a result of these sales and similar transactions, capital of $13,600,200 has been returned to the limited partners as of March 31, 1996. One of the Partnership's mortgage loan investments matured in 1994. Renewal discussions are ongoing; however, the Partnership intends to extend the maturity until the underlying property can be sold at terms which are in the best interest of the limited partners. Two other mortgage loan investments matured in February, 1995, but were subsequently extended to December 31, 1996.

     At March 31, 1996, the Partnership had $2,221,300 in cash, cash equivalents and short-term investments, $290,000 of which was used for cash distributions to partners on April 25, 1996; the remainder will be used to fund the rehabilitation of the Willows Shopping Center or retained as working capital reserves. The source of future liquidity and cash distributions to partners is expected to be cash generated by the Partnership's real estate investments and proceeds from the sale of such investments. Distributions of cash from operations for the first quarter of 1996 were made at the annualized rate of 7% on the adjusted capital contribution. The cash distribution rate for the comparative prior year quarter was 6%. The cash distribution rate was increased with the attainment of appropriate cash reserve levels and the stabilization of property operations.

     The carrying value of real estate investments in the financial statements, other than impaired mortgage loans (Decatur TownCenter), is at depreciated cost or, if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1996, the carrying value of Willows Shopping Center exceeded its appraised value by approximately $360,000 and the appraised value of Rivers Corporate Park exceeded its related carrying value by approximately $46,000. The current appraised value of real estate investments has been estimated by the general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers.
Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


Results of Operations
- ---------------------

Operating Factors

     The Willows Shopping Center has remained 91% leased since the end of 1994. The ground lessee/borrower is rehabilitating this property, including the complete renovation and reconfiguration of the Center. The general partner determined that it is in the best interest of the Partnership, together with its affiliate which owns a share of the Center, to provide funding for the rehabilitation costs. The Partnership's share of the remaining estimated rehabilitation cost is approximately $600,000 at March 31, 1996.

     Decatur TownCenter occupancy increased to 97% in the first quarter of 1996. (The property was 90% leased at March 31, 1995.) Market conditions have improved and the property faces minimal lease rollover exposure during 1996. In the third quarter of 1995, the Partnership restructured the ground lease to provide it with the sole right to cause a sale.

Investment Results

     Real estate investment results were $359,866 and $352,067 for the quarters ended March 31, 1996 and 1995, respectively. This relatively consistent performance was due to an increase in operating results at Decatur TownCenter due to the increased occupancy, partially offset by slightly lower operating income at Willows.

     Interest on cash equivalents and short-term investments decreased by $5,830, or 17%, between the two first quarters due primarily to lower average investment balances and lower average yields.

     Cash flow from operations decreased by $104,287, or 39%, between the respective first quarters primarily due to the timing of distributions from Decatur TownCenter.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee for the first quarter of 1996 increased as compared to the respective prior year period due to the increase in distributable cash flow. General and administrative expenses between these respective periods increased approximately $1,300, or 5%, primarily due to an increase in professional fees.

                      NEW ENGLAND LIFE PENSION PROPERTIES;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1996

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.   Exhibits:   None.

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1996.

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


                          NEW ENGLAND LIFE PENSION PROPERTIES;
                          A REAL ESTATE LIMITED PARTNERSHIP
                          (Registrant)


May 10, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining
                               Managing Director and General Counsel
                               of General Partner,
                               Copley Properties Company, Inc.



May 10, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of General Partner,
                              Copley Properties Company, Inc.