Form 10-Q
period 1996-06-30
NEW ENGLAND LIFE PENSION PROPERTIES
filed 1996-08-09
CIK 711417

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

For Quarter Ended June 30, 1996         Commission File Number 0-11884


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



- ------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1996

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEET
(Unaudited)

                                      June 30, 1996    December 31, 1995
                                     --------------    -----------------

ASSETS
Real estate investments:
  Ground leases and mortgage loans,
     net                              $ 11,333,875     $ 11,508,875
  Property, net                          5,102,024        5,117,318
  Deferred leasing costs and
     other assets, net                     219,738          176,007
                                       ------------      -----------
                                        16,655,637       16,802,200


Cash and cash equivalents                1,473,364        1,204,043
Short-term investments                     762,263        1,109,814
Interest, rent and other
  receivables                               41,977          123,928
                                       ------------      -----------

                                      $ 18,933,241     $ 19,239,985
                                       ============      ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                      $     81,057     $    239,062
Unearned revenue                            51,225            -
Accrued management fee                      28,681           24,575
Deferred disposition fees                  457,768          457,768
                                       ------------     ------------
Total liabilities                          618,731          721,405
                                       ------------     ------------

Partners' capital:
  Limited partners ($546.66 per
    unit; 30,000 units authorized,
    issued and outstanding)             18,265,677       18,467,706
  General partner                           48,833           50,874
                                       ------------     ------------
Total partners' capital                 18,314,510       18,518,580
                                       ------------     ------------

                                      $ 18,933,241     $ 19,239,985
                                       ============     ============

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                    Quarter Ended    Six Months Ended  Quarter Ended   Six Months Ended
                                    June 30, 1996     June 30, 1996    June 30, 1995    June 30, 1995
                                    -------------    ---------------   -------------   ----------------
INVESTMENT ACTIVITY
Property rentals                    $   184,452        $  375,814     $   232,472       $   426,582
Property operating expenses             (76,679)         (162,683)        (73,742)         (144,991)
Depreciation and amortization           (57,939)         (110,056)        (46,861)          (95,065)
                                      ----------        ----------      ----------        ----------
                                         49,834           103,075         111,869           186,526

Credit from (provision for)
  impaird mortgage loans               (175,000)         (175,000)         30,000            30,000
Ground rentals and interest on
  mortgage loans                        158,325           464,950         276,860           554,270
                                      ----------        ----------     -----------        ----------

  Total real estate activity             33,159           393,025         418,729           770,796

Interest on cash equivalents
  and short term investments             27,692            55,267          33,838            67,243
                                      ----------        ----------     -----------        ----------
  Total investment activity              60,851           448,292         452,567           838,039
                                      ----------        ----------     -----------        ----------

Portfolio Expenses

Management fee                           28,682            57,363          24,576            49,151
General and administrative               29,249            56,514          31,783            57,779
                                      ----------        ----------     -----------        ----------
                                         57,931           113,877          56,359           106,930
                                      ----------        ----------     -----------        ----------

Net Income                          $     2,920        $  334,415     $   396,208       $   731,109
                                      ==========        ==========     ===========        ==========

Net income per limited
  partnership unit                  $      0.10        $    11.04     $     13.08       $     24.13
                                      ==========        ==========     ===========        ==========

Cash distributions per
  limited partnership unit          $      9.57        $    17.77     $      8.20       $     16.40
                                      ==========        ==========     ===========        ==========

Number of limited partnership
  units outstanding during the
  period                                 30,000            30,000          30,000            30,000
                                      ==========        ==========     ===========        ==========

                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(Unaudited)

                   Quarter Ended           Six Months Ended          Quarter Ended          Six Months Ended
                   June 30, 1996            June 30, 1996            June 30, 1995           June 30, 1995
                -------------------     ----------------------   ---------------------   ----------------------

                 General   Limited       General      Limited     General     Limited     General     Limited
                 Partner   Partners      Partner      Partners    Partner     Partners    Partner     Partners
                --------- ---------     ---------    ---------    --------   ---------    --------   ---------

Balance at
beginning of
period          $ 51,704  $18,549,886   $50,874    $18,467,706   $ 45,985   $17,983,683  $  45,121   $17,898,131


Cash
distributions     (2,900)   (287,100)    (5,385)     (533,100)     (2,485)    (246,000)     (4,970)    (492,000)


Net income            29       2,891      3,344       331,071       3,962      392,246       7,311      723,798
                 --------  ----------   ---------  -----------   ---------- ------------ ----------- ------------

Balance at
end of period   $ 48,833  $18,265,677   $48,833    $18,256,677   $ 47,462   $18,129,929  $  47,462   $18,129,929
                 ========  ==========   =========  ===========   ========== ============ =========== ============

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                           Six Months Ended June 30,
                                        -------------------------------
                                              1996             1995
                                          -----------      -----------

Net cash provided by operating
  activities                             $    542,433    $    671,878
                                          ------------    ------------
Cash flows from investing activities:
  Capital expenditures on owned property      (82,178)       (164,053)
  Decrease (increase) in short-term
     investments, net                         347,551        (996,365)
                                           -----------    ------------
       Net cash provided by (used in)
       investing activities                   265,373      (1,160,418)
                                           -----------    ------------

Cash flows from financing activity:
  Distributions to partners                  (538,485)       (496,970)
                                           -----------    ------------

       Net increase (decrease) in
       cash and cash equivalents              269,321        (985,510)

Cash and cash equivalents:
  Beginning of period                       1,204,043       2,431,089
                                          ------------    ------------

  End of period                          $  1,473,364    $  1,445,579
                                          ============    ============

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital for the interim periods ended June 30, 1996 and 1995. These adjustments are of a normal recurring nature.

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

NOTE 2 - INVESTMENTS IN GROUND LEASES AND MORTGAGE LOANS
- --------------------------------------------------------

     The mortgage loan on Decatur TownCenter is impaired. Accordingly, a valuation allowance has been established to adjust the carrying value of the loan to its estimated fair market value less anticipated costs of sale. The activity in the valuation allowance during 1995 and 1996, together with the related recorded and carrying values of the impaired mortgage loan at the beginning and end of the respective periods, are as follows:

                               Recorded      Valuation       Carrying
                                Value        Allowance        Value
                             -----------    -----------     ----------
Balance at January 1, 1995    $6,646,927    $(2,600,000)  $  4,046,927
                               ==========                    ==========

Increase in estimated fair
  market value of collateral                     30,000
                                              ----------

Balance at June 30, 1995      $6,848,933     (2,570,000)  $  4,278,933
                               ==========                    ==========

Increase in estimated fair
  market value of collateral                    230,000
                                             -----------

Balance at December 31, 1995  $6,781,928     (2,340,000)  $  4,441,928
                               ==========                    ==========

Reduction in estimated fair
  market value of collateral                   (175,000)
                                              ----------

Balance at June 30, 1996      $6,781,928    $(2,515,000)  $  4,266,928
                              ===========   ============    ===========

The average recorded value of the impaired mortgage loan did not differ materially from the balance at the end of the period.

NOTE 3 - SUBSEQUENT EVENT
- -------------------------

Distributions of cash from operations relating to the quarter ended June 30, 1996 were made on July 25, 1996 in the aggregate amount of $290,000 ($9.57 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
- -------------------------------

     The Partnership completed its offering of units of limited partnership interest in June, 1983. A total of 30,000 units were sold. The Partnership received proceeds of $27,253,251, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments; one was sold in 1985, one in 1991 and another in 1994. As a result of these sales and similar transactions, capital of $13,600,200 has been returned to the limited partners as of June 30, 1996. One of the Partnership's mortgage loan investments matured in 1994. Renewal discussions are ongoing; however, the Partnership intends to extend the maturity until the underlying property can be sold at terms which are in the best interest of the limited partners.

     At June 30, 1996, the Partnership had $2,235,627 in cash, cash equivalents and short-term investments, $290,000 of which was used for cash distributions to partners on July 25, 1996; the remainder will be used to fund the rehabilitation of the Willows Shopping Center or retained as working capital reserves. The source of future liquidity and cash distributions to partners is expected to be cash generated by the Partnership's real estate investments and proceeds from the sale of such investments. Distributions of cash from operations for the first and second quarters of 1996 were made at the annualized rate of 7% on the adjusted capital contribution. The cash distribution rate for the comparative prior year quarters was 6%. The cash distribution rate was increased with the attainment of appropriate cash reserve levels and the stabilization of property operations.

     The carrying value of real estate investments in the financial statements, other than impaired mortgage loans (Decatur TownCenter), is at depreciated cost or, if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1996, the carrying value of the Willows Shopping Center exceeded its appraised value by approximately $272,000 and the appraised value of Rivers Corporate Park exceeded its related carrying value by approximately $77,000. The current appraised value of real estate investments has been estimated by the general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
- ---------------------

Operating Factors

     Occupancy at the Willows Shopping Center decreased slightly to 90% from 91%, where it had been since the end of 1994. A fifteen-year lease was recently signed by a significant new anchor tenant. The ground lessee/borrower is in the process of complete renovation and reconfiguration of the Center. The general partner determined that it is in the best interest for the Partnership, together with its affiliate which owns a share of the Center, to provide funding for the rehabilitation costs. The Partnership's share of the remaining estimated rehabilitation cost is approximately $500,000 at June 30, 1996.

     Decatur TownCenter occupancy remained at 97% in the second quarter of 1996. (The property was 93% leased at June 30, 1995.) In the third quarter of 1995, the ground lease was restructured to provide the Partnership with the sole right to cause a sale. The Partnership is currently negotiating the sale of the property to the ground lessee. An agreement is contingent on the buyer's obtaining suitable financing.


Investment Results

     The credit from (provision for) impaired mortgage loans relates to changes in the estimated net fair market value of the collateral underlying the Decatur TownCenter mortgage loan. Exclusive of the credit from (provision for) impaired mortgage loans, real estate investment results were $568,025 and $740,796 for the first six months of 1996 and 1995, respectively. The change was caused by decreased operating results at Willows and a decline in the amount of interest received on the impaired Decatur TownCenter mortgage loan.

     Interest on cash equivalents and short-term investments decreased by $11,976, or 18%, between the first six month periods due to lower average investment balances and lower average yields.

     Cash flow from operations decreased by $129,445 between the respective six month periods. This change is less than the aforementioned change in operating results primarily because of revenue received in advance from Rivers Corporate Park.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee for the first six months of 1996 increased as compared to the respective prior year period due to the increase in distributable cash flow. General and administrative expenses were relatively unchanged between the comparative six month periods.

                      NEW ENGLAND LIFE PENSION PROPERTIES;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1996

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.   Exhibits:   None.

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1996.

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


                          NEW ENGLAND LIFE PENSION PROPERTIES;
                          A REAL ESTATE LIMITED PARTNERSHIP
                          (Registrant)


August 9, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining
                               Managing Director and General Counsel
                               of General Partner,
                               Copley Properties Company, Inc.



August 9, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of General Partner,
                              Copley Properties Company, Inc.