Form 10-Q
period 1996-09-30
NEW ENGLAND LIFE PENSION PROPERTIES
filed 1996-11-13
CIK 711417

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  ------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       ------------------------------------------------------------------

For Quarter Ended September 30, 1996    Commission File Number 0-11884


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



-----------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1996

                                     PART I

                              FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEET
(Unaudited)

                              September 30, 1996    December 31, 1995
                              ------------------    -----------------


ASSETS
Real estate investments:
  Ground leases and mortgage loans,
     net                              $  11,458,875    $ 11,508,875
  Property, net                           5,257,448       5,117,318
  Deferred leasing costs and
     other assets, net                      245,622         176,007
                                       -------------   -------------
                                         16,961,945      16,802,200


Cash and cash equivalents                 1,112,382       1,204,043
Short-term investments                    1,019,088       1,109,814
Interest, rent and other receivables         34,747         123,928
                                       -------------   -------------
                                      $  19,128,162    $ 19,239,985
                                        ============    ============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                      $     110,373    $    239,062
Deposit from property sale                   41,000           --
Accrued management fee                       28,681          24,575
Deferred disposition fees                   457,768         457,768
                                        ------------    ------------
Total liabilities                           637,822         721,405
                                        ------------    ------------

Partners' capital:
  Limited partners ($546.66 per
    unit; 30,000 units authorized,
    issued and outstanding)              18,439,749      18,467,706
  General partner                            50,591          50,874
                                        ------------    ------------
Total partners' capital                  18,490,340      18,518,580
                                        ------------    ------------

                                      $  19,128,162    $ 19,239,985
                                        ============    ============

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                        Quarter Ended    Nine Months Ended      Quarter Ended     Nine Months Ended
                                      September 30, 1996 September 30, 1996   September 30, 1995  September 30, 1995
                                      ------------------ ------------------   ------------------  -----------------

INVESTMENT ACTIVITY
Property rentals                       $     198,330      $      574,144        $    161,203       $     587,785
Property operating expenses                  (77,690)           (240,373)            (87,340)           (232,331)
Depreciation and amortization                (59,529)           (169,585)            (54,654)           (149,719)
                                       ---------------    ---------------       ----------------   ---------------
                                              61,111             164,186              19,209             205,735

Credit from (provision for) impaired
  mortgage loans                             125,000             (50,000)             --                  30,000
Ground rentals and interest on
  mortgage loans                             311,675             776,625             283,355             837,625
                                       ---------------    ---------------       ----------------   ---------------

   Total real estate activity                497,786             890,811             302,564           1,073,360

Interest on cash equivalents
  and short term investments                  26,058              81,325              31,840              99,083
                                       ---------------    ---------------       ----------------   ---------------
   Total investment activity                 523,844             972,136             334,404           1,172,443
                                       ---------------    ---------------       ----------------   ---------------


Portfolio Expenses

Management fee                                28,681              86,044              24,575              73,726
General and administrative                    29,333              85,847              28,894              86,673
                                       ---------------    ---------------       ----------------   ---------------
                                              58,014             171,891              53,469             160,399
                                       ---------------    ---------------       ----------------   ---------------

Net Income                             $     465,830      $      800,245        $    280,935       $   1,012,044
                                       ===============    ===============       ================   ===============

Net income per limited partnership
  unit                                 $       15.37      $        26.41        $       9.27       $       33.40
                                       ===============    ===============       ================   ===============

Cash distributions per
  limited partnership unit             $        9.57      $        27.34        $       8.20       $       24.60
                                       ===============    ===============       ================   ===============

Number of limited partnership units
  outstanding during the period               30,000              30,000              30,000              30,000
                                       ===============    ===============       ================   ===============

                (See accompanying notes to financial statements)


STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(Unaudited)

                      Quarter Ended            Nine Months Ended               Quarter Ended              Nine Months Ended
                    September 30, 1996         September 30, 1996            September 30, 1995           September 30, 1995
                   -------------------        -------------------           -------------------           ------------------

                   General      Limited       General       Limited       General         Limited        General      Limited
                   Partner      Partners      Partner       Partners      Partner         Partners       Partner      Partners
                  ---------    ---------     ---------     ---------     ---------       ---------      ---------    ---------

Balance at
beginning of
period          $    48,833    $18,265,677   $  50,874    $18,467,706    $  47,462    $ 18,129,929    $   45,121    $17,898,131


Cash
distributions        (2,900)     (287,100)      (8,285)      (820,200)      (2,485)       (246,000)       (7,455)      (738,000)


Net income            4,658       461,172        8,002        792,243        2,809         278,126        10,120      1,001,924
                   ---------    ----------    ---------     ----------    ---------      ----------    ----------     ----------


Balance at
end of period   $    50,591    $18,439,749   $  50,591    $18,439,749    $  47,786    $ 18,162,055    $   47,786    $18,162,055
                 ===========   ============   =========   ============== ===========  =============   ===========   ============

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                  Nine Months Ended September 30,
                                  --------------------------------
                                         1996         1995
                                     -----------    ---------

Net cash provided by operating
  activities                            $    896,907   $    932,092
                                         ------------   ------------
Cash flows from investing activities:
  Deposit from property sale                  41,000          --
  Capital expenditures on owned
     property                               (291,809)      (319,945)
  Decrease (increase) in short-term
     investments, net                         90,726     (1,048,414)
                                           ----------     ----------
        Net cash used in investing
        activities                          (160,083)    (1,368,359)
                                           ----------     ----------

Cash flows from financing activity:
  Distributions to partners                 (828,485)      (745,455)
                                           ----------     ----------

        Net decrease in cash and
        cash equivalents                     (91,661)    (1,181,722)

Cash and cash equivalents:
  Beginning of period                      1,204,043      2,431,089
                                           ----------     ----------

  End of period                         $  1,112,382   $  1,249,367
                                         ============   ============

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital for the interim periods ended September 30, 1996 and 1995. These adjustments are of a normal recurring nature.

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

NOTE 2 - INVESTMENTS IN GROUND LEASES AND MORTGAGE LOANS
--------------------------------------------------------

     Decatur TownCenter was sold on October 10, 1996 for a price which approximated the Partnership's carrying value, as previously adjusted for valuation allowances.

     In October 1996, the Partnership reached an agreement in principle with the borrower on the mortgage loan which had matured in 1994. The maturity date will be extended to December 1997. In addition, the fixed interest and ground rental payments will be reduced, but the Partnership's rate of participation in revenue from the underlying property will be increased. These changes will be retroactive to the original maturity date; however, any adjustment to amounts previously recognized by the Partnership as revenue is expected to be insignificant.

     The mortgage loan on Decatur TownCenter has been impaired. Accordingly, a valuation allowance was established to adjust the carrying value of the loan to its estimated fair market value less anticipated costs of sale. The activity in the valuation allowance during 1995 and 1996, together with the related recorded and carrying values of the impaired mortgage loan at the beginning and end of the respective periods, are as follows:

                                Recorded     Valuation      Carrying
                                 Value       Allowance       Value
                              -----------   -----------    ----------
Balance at January 1, 1995     $ 6,646,927   $(2,600,000)  $ 4,046,927
                                ===========                 ===========

Increase in estimated fair
  market value of collateral                      30,000
                                              -----------

Balance at September 30, 1995  $  6,848,933   (2,570,000)  $ 4,278,933
                                ===========                 ===========

Increase in estimated fair
  market value of collateral                     230,000
                                             ------------

Balance at December 31, 1995   $ 6,781,928    (2,340,000)  $ 4,441,928
                                ===========                 ===========

Reduction in estimated fair
  market value of collateral                     (50,000)
                                              -----------

Balance at September 30, 1996  $ 6,781,928   $(2,390,000)  $ 4,391,928
                               ============  ============= ============

The average recorded value of the impaired mortgage loan did not differ materially from the balance at the end of the period.

NOTE 3 - SUBSEQUENT EVENT
-------------------------

Distributions of cash from operations relating to the quarter ended September 30, 1996 were made on October 24, 1996 in the aggregate amount of $290,000 ($9.57 per limited partnership unit). Additionally, a capital distribution of $5,599,800 ($186.66 per limited partnership unit) was made from the proceeds from the sale of Decatur TownCenter.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in June, 1983. A total of 30,000 units were sold. The Partnership received proceeds of $27,253,251, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments; one was sold in 1985, one in 1991 and another in 1994. As a result of these sales and similar transactions, capital of $13,600,200 has been returned to the limited partners as of September 30, 1996. On October 24, 1996, the Partnership distributed capital of $5,599,800 ($186.66 per limited partnership unit) which represented proceeds from the sale of Decatur TownCenter. This capital distribution reduces the adjusted capital contribution to $360 per unit. One of the Partnership's mortgage loan investments matured in 1994. In October 1996, the Partnership reached an agreement in principle with the borrower on the mortgage loan, whereby the maturity date will be extended to December 1997 and payment terms will be modified retroactively. The modifications, however, are not expected to significantly alter the amounts previously recognized as revenue by the Partnership.

     At September 30, 1996, the Partnership had $2,131,470 in cash, cash equivalents and short-term investments, $290,000 of which was used for cash distributions to partners on October 24, 1996; the remainder will be used to fund the rehabilitation of the Willows Shopping Center or retained as working capital reserves. The source of future liquidity and cash distributions to partners is expected to be cash generated by the Partnership's real estate investments and proceeds from the sale of such investments. Distributions of cash from operations for the first, second and third quarters of 1996 were made at the annualized rate of 7% on the adjusted capital contribution. The cash distribution rate for the comparative prior year quarters was 6%. The cash distribution rate was increased with the attainment of appropriate cash reserve levels and the stabilization of property operations.

     The carrying value of real estate investments in the financial statements, other than impaired mortgage loans (Decatur TownCenter), is at depreciated cost or, if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1996, the appraised value of each real estate investment exceeded its carrying value; the aggregate excess was approximately $54,000. The current appraised value of real estate investments has been estimated by the general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


Results of Operations
---------------------

Operating Factors

     Occupancy at the Willows Shopping Center was at 91% at September 30, 1996 and 1995. A fifteen-year lease was signed by a significant new anchor tenant which began operating in October 1996. The ground lessee/borrower has been renovating and reconfigurating the Center. The general partner determined that it is in the best interest for the Partnership, together with its affiliate which owns a share of the Center, to provide funding for the rehabilitation costs. The Partnership's share of the remaining estimated rehabilitation cost is approximately $360,000 at September 30, 1996, which largely relates to space to be occupied by a major restaurant tenant late in 1996.

     Decatur TownCenter occupancy remained at 97% in the third quarter of 1996. (The property was 93% leased at September 30, 1995.) In the third quarter of 1995, the ground lease was restructured to provide the Partnership with the sole right to cause a sale. The property was sold to the ground lessee in October 1996, for a price which approximated its carrying value, as adjusted for valuation allowances.

     Rivers Corporate Park was 100% leased at September 30, 1996, as it was at September 30, 1995. However, on September 27, 1996, the sole tenant filed for Chapter 11 bankruptcy protection. The tenant is in the process of filing its reorganization plan, and at this time it is unknown whether the lease will be accepted or abandoned. At the time of the bankruptcy filing, the tenant was current on its rental payments. However, amounts due since then have not been paid.


Investment Results

     The credit from (provision for) impaired mortgage loans relates to changes in the estimated net fair market value of the collateral underlying the Decatur TownCenter mortgage loan. Exclusive of the credit from (provision for) impaired mortgage loans, real estate investment results were $940,811 and $1,043,360 for the first nine months of 1996 and 1995, respectively. The change was caused by decreased operating results at Willows and a decline in the amount of interest received on the impaired Decatur TownCenter mortgage loan, slightly offset by additional amounts received from Rivers Corporate Park.

     Interest on cash equivalents and short-term investments decreased by $17,758, or 18%, between the first nine month periods due to lower average investment balances and lower average yields.

     Cash flow from operations decreased by $35,185 between the respective nine month periods. This decrease is primarily due to the above mentioned changes in operating results offset by changes in net working capital.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee for the first nine months of 1996 increased as compared to the respective prior year period due to the increase in distributable cash flow. General and administrative expenses were relatively unchanged between the comparative nine month periods.

                      NEW ENGLAND LIFE PENSION PROPERTIES;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1996

                                     PART II

                                OTHER INFORMATION
                               -------------------



     Item 6. Exhibits and Reports on Form 8-K

               a. Exhibits:   None.

               b. Reports on Form 8-K:  No reports on Form 8-K
                  were filed during the quarter ended September 30, 1996.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES;
                              A REAL ESTATE LIMITED PARTNERSHIP
                                      (Registrant)



November 12, 1996
                           /s/ Peter P. Twining
                           -------------------------------
                            Peter P. Twining.
                              Managing Director and General Counsel
                              of General Partner,
                              Copley Properties Company, Inc.



November 12, 1996
                           /s/ Daniel C. Mackowiak
                           --------------------------------
                            Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of General Partner,
                              Copley Properties Company, Inc.