Form 10-K405
period 1996-12-31
NEW ENGLAND LIFE PENSION PROPERTIES
filed 1997-03-31
CIK 711417

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31,  1996
                          Commission File No. 0-11884

                          ---------------------------

                     NEW ENGLAND LIFE PENSION PROPERTIES;
                       A REAL ESTATE LIMITED PARTNERSHIP

             (Exact name of registrant as specified in its charter)

    Massachusetts                                               04-2774875
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

 225 Franklin Street, 25th Floor
   Boston, Massachusetts                                           02110
(Address of principal executive offices)                         (Zip Code)

              Registrant's telephone number, including area code:
                                (617) 261-9000

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

                              Yes  X     No
                                  ---       ---

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

     Page 1 of ____ pages (including exhibits).  Exhibit Index on Page ____.

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

       At December 31, 1996 the Partnership owned the two real estate investments described in A. and C. below. In 1985 a joint venture in which the Partnership was a partner sold its interest in a third real estate investment. In May, 1991, the Partnership sold a fourth real estate investment that resulted in a capital distribution of $50.00 per Unit. In June 1994, a fifth investment, an industrial building in Ontario, California, was sold, resulting in a capital distribution of $193.34 per Unit. In October 1996, the Partnership sold a sixth investment, an office building in Decatur, Georgia, that resulted in a capital distribution of $186.66 per Unit.

       The Partnership and its affiliate, New England Life Pension Properties, II have provided the ground lessee of one of the Partnership's properties, the Willows Shopping Center in Concord, California, with a $2.5 million leasehold mortgage loan for the purpose of completing the renovation of the Center. New England Life Pension Properties I will fund $625,000, with the balance funded by New England Life Pension Properties II. The Partnership has no other current plan to renovate, improve or further develop any of its real property.

         In the opinion of the General Partner of the Partnership, the properties are adequately covered by insurance.

       A.  Research and Development Facility in Columbia, Maryland ("Rivers
           ----------------------------------------------------------------
           Corporate Park").
           ----------------

           In 1984 the Partnership consummated a land purchase-leaseback and leasehold mortgage loan investment totaling $5,100,000 in a 75,500 square foot research and development facility located in Rivers Corporate Park, Columbia, Maryland. The ground lease provides that the Partnership will receive an annual rental of $126,500 plus 50% of the ground lessee's gross revenues from the building in excess of a base amount. The mortgage loan matured on March 31, 1994 and bears interest at the rate of 11.5% per annum. The lease for the space in the building gives the tenant occupying the building a right of first offer during the period which began in September, 1992 and continues through November, 2004.

           The property was 100% occupied at December 31, 1996. However, on September 27, 1996, the sole tenant filed for chapter 11 bankruptcy protection and ceased paying rent. As part of the bankruptcy, the tenant has sold its assets to another company. Lease negotiations are proceeding with the purchaser; however, the outcome cannot be predicted. The Partnership has not received ground rent payments or interest payments currently on the mortgage loan since the bankruptcy filing, and believes that a portion of the mortgage amount may not be collected.

           In October 1996, the Partnership reached an agreement in principle with the borrower on the mortgage loan, whereby the maturity date will be extended to December 1997. In addition, the fixed interest and ground rental payments will be reduced, but the Partnership's rate of participation in revenue from the underlying property will be increased. These changes will be retroactive to January 1, 1996; however, any adjustment to amounts previously recognized by the Partnership is expected to be insignificant. Further, the Partnership will be able to cause a sale of the property. Execution of the amended loan agreement is dependent upon the borrower's leasing the property to a suitable tenant and the ability to meet the payment terms of the loan.

       B.  Office Building in Decatur, Georgia ("Decatur TownCenter").
           ----------------------------------------------------------

           In 1985 the Partnership acquired a 3.28 acre parcel of land in Decatur, Georgia, for $1,675,000 and leased it back to the seller. Situated on the land was a four-story, 79,855 square foot office building. The Partnership also fully funded its $5,825,000 non-recourse mortgage loan commitment to the ground lessee. The loan was secured by a first mortgage of the building and the leasehold interest in the land.

       The Partnership also made an additional loan of $633,076 to fund tenant improvements. This loan was secured by a second mortgage of the building and the leasehold interest in the land.

       On October 10, 1996, the property was sold at which time the Partnership received proceeds of $6,573,178 in satisfaction of its mortgage loan and ground lease. Of the proceeds, $970,000 was held at the Partnership level in order to augment reserves, and $5,599,800 was distributed to the Limited Partners as a capital distribution in the amount of $186.66 per Unit on October 25, 1996.

       C.  Shopping Center in Concord, California ("Willows Shopping Center").
           ------------------------------------------------------------------

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

           On August 15, 1985, the Partnership and the Affiliate consented to a sale by the ground tenant, Willows Concord Venture ("Willows Concord"), of the ground tenant's ownership interest in the buildings and leasehold interest in the land to an affiliate of VMS Realty, Inc., an Illinois corporation. In conjunction with the sale, the ground lease was amended to provide that the Partnership and the Affiliate would no longer participate in excess rental revenues from the Shopping Center or in net appreciation from the sale of the property. The mortgage loan was also amended to increase the principal amount by $3,880,683 to $14,600,000, to extend the maturity date one year to August, 1995, and to lower the interest rate from 13% per annum to a stepped rate beginning at 9% per annum and increasing to 12% over six years. Under the terms of the original ground lease, the joint ground lessors were entitled to 50% of the net proceeds from a sale. The Partnership received cash of $1,071,875 and an interest in the incremental mortgage loan amount equal to $970,171, 50% of which was payable to the former ground lessee upon full payment of the loan principal by the new mortgagor. The joint mortgagees also entered into a Collection and Disbursement Agreement pursuant to which Willows Concord was entitled to share in 50% of interest paid under the new note in excess of the interest that would have been payable under the original note.

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

         On June 18, 1991, Willows Concord foreclosed on the leasehold mortgage. The Partnership, the Affiliate and Willows Concord entered into a replacement promissory note in the principal amount of $14,863,206, effective June 18, 1991. The new loan is secured by the leasehold interest, bears interest at the rate of 9.323% per annum and provides for a reduction in principal if the note is paid prior to maturity. The Partnership, the Affiliate and Willows Concord also entered into a new ground lease which provides for annual rent in the amount of $550,000 plus an annual percentage rent equal to 70% of the ground lessee's annual gross revenues in excess of a specified amount. The Partnership has a 25% share of such rent. To the extent that operating cash flow from the shopping center is not sufficient to pay the ground rent, such rent was accruable until June 1996, at which time Willows Concord is obligated to pay all unpaid accrued rent and to pay all future ground rent on a current basis. The Partnership and the Affiliate have permitted the accrual of additional ground rent, and are currently in the process of evaluating various alternatives.

         On January 1, 1995 the Partnership and the Affiliate provided a $2.5 million construction loan to the ground lessee to fund the renovation of the Center. The Partnership committed to fund $625,000 of this amount. The loan bears interest at 11% per annum, provides for amortization on a 15-year schedule, and matures on December 31, 1997. In addition, the ground lease was amended to provide the Partnership and the Affiliate with the sole right to cause a sale on or after January 1, 1996.

Item 2.  Properties.
         ----------

         The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:


------------------------------------------------------------------------------------------------------------------------------------

                   Estimated    Number of                                    Annual
                     1997        Tenants                        Square      Contract
                    Annual       with 10%                       Feet of       Rent
                    Realty       or More       Name(s) of        Each         per         Lease        Renewal     Line of Business
    Property        Taxes         of GLA        Tenant(s)       Tenant      Sq. Ft.     Expiration     Options        of Principal
                                                                                                                        Tenants
------------------------------------------------------------------------------------------------------------------------------------

Shopping Center     $340,686            2     Comp USA            26,000      $15.50       10/2011     Three 5      Computer Retail
 in Concord, CA                                                                                          year
                                                                                                       options
                                              REI                 29,486      $ 5.50        5/2003      Two 5       Specialty Retail
                                                                                                         year
                                                                                                       options
R&D Building in     $ 86,361            1     Biosys (1)          75,500      $ 8.64       11/2004      Two 5       Biotechnology
 Columbia, MD                                                                                            year
                                                                                                       options
------------------------------------------------------------------------------------------------------------------------------------


(1) Biosys declared bankruptcy in 1996, see Item 1 A.

     The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue and net effective rent for the Partnership's properties:



                                          Gross Leasable     Year-End       Rental       Net Effective
               Property                        Area         Occupancy      Revenue      Rent ($/sf/yr)*
                                                                          Recognized
-------------------------------------------------------------------------------------------------------

    Shopping Center in Concord, CA
--------------------------------------
                 1992                            274,488           70%    $2,346,938             $12.39
                 1993                            274,488           78%    $2,612,770             $12.52
                 1994                            251,531           91%    $2,595,391             $12.39
                 1995                            251,531           91%    $3,099,701             $13.54
                 1996                            248,193           94%    $3,139,424             $13.75

  Office Building in Decatur, GA (1)
--------------------------------------
                 1992                             79,855           82%    $1,263,302             $18.50
                 1993                             79,855           88%    $1,080,745             $16.11
                 1994                             79,855           90%    $1,200,783             $16.90
                 1995                             79,855           90%    $1,143,642             $15.52
                 1996                                N/A           N/A    $1,288,112             $16.63

     R&D Building in Columbia, MD
--------------------------------------
                 1992                             75,500          100%    $1,050,205             $13.91
                 1993                             75,500          100%      $677,374              $8.97
                 1994                             75,500          100%      $677,374              $8.97
                 1995                             75,500          100%      $677,374              $8.97
                 1996                             75,500          100%      $677,374              $8.97

-------------------------------------------------------------------------------------------------------

 * Net effective rent calculation is based on average occupancy during the respective years.

(1)  Property was sold October 10, 1996.

     Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1996:


 ------------------------------------------------------------------------------------------------------
                                          TENANT AGING REPORT
------------------------------------------------------------------------------------------------------

               Property                   # of Lease        Total         Total     Percentage of
                                          Expirations    Square Feet      Annual    Gross Annual
                                                                          Rental      Rental*
------------------------------------------------------------------------------------------------------
Shopping Center in Concord, CA (1)
--------------------------------------
                 1997                        5         13,146          $84,036          3%
                 1998                        0              0               $0          0%
                 1999                        3         23,650         $262,572         10%
                 2000                        2         10,520         $128,748          5%
                 2001                        2         10,690         $113,136          4%
                 2002                        2         21,031         $231,456          9%
                 2003                        4         44,779         $385,920         14%
                 2004                        0              0               $0          0%
                 2005                        6         49,494         $596,616         22%
                 2006                        0              0               $0          0%

R&D Building in Columbia, MD (2)
--------------------------------------

                 1997                        0              0               $0          0%
                 1998                        0              0               $0          0%
                 1999                        0              0               $0          0%
                 2000                        0              0               $0          0%
                 2001                        0              0               $0          0%
                 2002                        0              0               $0          0%
                 2003                        0              0               $0          0%
                 2004                        1         75,500         $653,075        100%
                 2005                        0              0               $0          0%
                 2006                        0              0               $0          0%
------------------------------------------------------------------------------------------------------

(1) Remaining leases do not expire within 10 years.
(2) The sole tenant declared bankruptcy in 1996, see Item 1 A.

*  Does not include expenses paid by tenants.

Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness.


      A.  R&D in Columbia, MD.
          --------------------

The property is located within the Howard County R&D market which contains approximately 8.8 million square feet in a total of 179 buildings. As of September 30, 1996, the Howard County market exhibited a vacancy rate of approximately 5.6%, which represents an improvement from 1995, 1994, and 1993 when overall vacancy was 8.7%, 12%, and 18%, respectively. The Columbia R&D submarket contains a total of approximately 6.9 million square feet and, at September 30, 1996, had a vacancy rate of approximately 5.3%. The market has strengthened to the point where speculative R&D construction is now underway in Howard County and in the Columbia market.

      B.  Shopping Center in Concord, CA.
          -------------------------------

      This neighborhood shopping center lies within the Central Contra Costa County market which incorporates several cities along the I-680 corridor including Walnut Creek, Concord, Pleasant Hill and Martinez. The property's competitive market includes a total of approximately 2 million square feet in eight shopping centers. Within this competitive set, overall occupancy ranged from a high of 100% to a low of 90% with an average of 97%. This is up slightly from a year ago when overall occupancy was approximately 95%. Due to a scarcity of space, new retail construction within central Contra Costa County has been limited. However, two retail developments are presently under construction in nearby Pleasant Hill and a new community center just opened four miles southwest of the property in Walnut Creek.

Item 3.  Legal Proceedings.
         -----------------

         The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings, other than the bankruptcy proceeding for the tenant at Rivers Corporate Park as described in Item 1 A.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

         There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

         As of December 31, 1996, there were 3,354 holders of Units.

         The Partnership's Amended and Restated Agreement of Limited Partnership dated June 29, 1983, as amended (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1996 cash distributions paid in 1996 or distributed after year end with respect to 1996 to the Limited Partners as a group totaled $6,461,100 including $5,599,800 ($186.66 per limited partnership unit) representing a return of capital from the proceeds of a property sale.
For the year ended December 31, 1995 cash distributions paid in 1995 or distributed after year end with respect to 1995 to the Limited Partners as a group totaled $984,000.

         Cash distributions exceeded net income in 1996, and therefore resulted in a reduction in partners' capital. Cash distributions were less than net income in 1995. Distributions of operating cash flow were less than cash provided by operating activities in both years. Reference is made to the Partnership's Statement of Changes in Partners' Capital and Statement of Cash Flows in Item 8 hereof.

         The general partner decided not to make a quarterly distribution of cash flow from operations related to the fourth quarter of 1996. The uncertainty as to cash flow from one of the Partnership's two remaining investments has warranted an increase in working capital reserves.

Item 6.  Selected Financial Data.
         ------------------------


                               For Year        For Year        For Year        For Year       For Year
                               Ended or        Ended or        Ended or        Ended or       Ended or
                                As of           As of:          As of           As of:          As of:
                              12/31/96\(4)\   12/31/95\(3)\   12/31/94\(2)\   12/31/93\(1)\   12/31/92
                             -----------     -----------     -----------     -----------     -----------
Revenues                     $ 1,712,474     $ 2,104,802     $ 3,691,109     $ 2,675,255     $ 3,246,472

Net Income (Loss)            $   539,500     $ 1,569,268     $ 3,129,077     $  (899,024)    $ 2,191,885

Net Income (Loss) per
Unit of Limited
Partnership
Interest                     $     17.80     $     51.79     $    103.26     $    (29.67)    $     72.33

Total Assets                 $13,431,421     $19,239,985     $18,681,253     $22,682,389     $24,935,668

Total Cash
Distributions
per Limited
Partnership Unit,
including amounts
distributed after
year end with
respect to the
previous year                    $215.37          $32.80         $236.54          $51.80          $59.20


(1) The Partnership recorded a provision of $2,800,000 ($92.40 per Unit) for impaired mortgage loans during 1993.

(2) The Partnership consummated a sale in 1994 which increased Net Income by $1,385,562 ($45.72 per Unit) and capital distributions by $5,800,200 ($193.34 per Unit).

    The Partnership also recorded a credit of $200,000 ($6.60 per Unit) related to impaired mortgage loans during 1994.

(3) The Partnership recorded a credit of $260,000 ($8.58 per Unit) related to impaired mortgage loans during 1995.

(4) The Partnership consummated a sale in 1996 which resulted in capital distributions of $5,599,800 ($186.66 per Unit).

    The Partnership also recorded a provision of $409,592 ($13.52 per Unit) for impaired mortgage loans during 1996.

Item 7.
-------

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources
-------------------------------

The Partnership completed its offering of units of limited partnership interest in June 1983. A total of 30,000 units were sold. The Partnership received proceeds of $27,253,251, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership currently owns the two real estate investments described in Item 1 hereof. In addition, four investments have been sold, one in each of 1985, 1991, 1994 and 1996. As a result of these sales and similar transactions, capital of $19,200,000 ($640 per limited partnership unit) has been returned to the limited partners through December 31, 1996.

On October 10, 1996, the Decatur TownCenter investment was sold and the Partnership received net proceeds of $6,573,178. The resulting capital distribution to limited partners of $5,599,800 on October 25, 1996 ($186.66 per limited partnership unit) reduced the adjusted capital contribution to $360.00 per unit.

At December 31, 1996, the Partnership had $2,300,885 in cash and cash equivalents which is primarily being retained as working capital reserves. The Partnership also has a commitment to fund the balance of its share of the renovation of the Willows Shopping Center, which approximates $316,000. As a result of the bankruptcy of the sole tenant at Rivers Corporate Park and the uncertainty concerning the Partnership's future cash flow from this investment, the general partner determined that it is prudent to augment working capital reserves. Accordingly, no distribution of cash from operations was made relating to the fourth quarter of 1996. Distributions of cash from operations for the first three quarters of 1996 were made at an annualized rate of 7% on the adjusted capital contribution. Distributions of cash from operations for the four quarters of 1995 were made at the annualized rate of 6% on the adjusted capital contribution. The increase in the cash distribution rate for the first three quarters of 1996 was due to the attainment of appropriate cash reserve levels and the stabilization of property operations.

The carrying value of the real estate investments in the financial statements at December 31, 1996, other than impaired mortgage loans (Rivers Corporate Park), is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1996, the appraised value of Willows Shopping Center exceeded its carrying value by approximately $240,000. The current appraised value of real estate investments has been estimated by the general partner and is generally based on a correlation of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

Form of Real Estate Investments

The Willows Shopping Center is structured as a ground lease/mortgage loan investment. However, for financial reporting purposes it is accounted for as a jointly-owned property. Rivers Corporate Park is structured and accounted for as ground lease/ mortgage loan investment.

Operating Factors

At December 31, 1996, the Willows Shopping Center was 94% leased, compared to approximately 91% at the end of 1995 and 1994. The ground lessee/borrower has substantially completed the full rehabilitation of the Center. The Partnership's share of the remaining cost is approximately $316,000 at December 31, 1996 which largely relates to the renovation of space occupied by a significant new anchor tenant which began operating in October 1996.

In October 1996, the Decatur TownCenter investment was sold. The Partnership received proceeds of $6,573,178 which were used to repay the ground lease investment and the carrying value of the mortgage loans. Since the mortgage loans were impaired, their carrying value had been previously reduced to estimated fair market value, less anticipated costs of sale and thus no gain or loss on the sale was recognized. The total valuation allowance was $2,349,592 at the time of the sale, which included a disposition fee of $196,775 payable to the advisor.

Rivers Corporate Park was 100% occupied at December 31, 1996 and 1995. However, on September 27, 1996, the sole tenant filed for chapter 11 bankruptcy protection and ceased paying rent. As part of the bankruptcy, the tenant has sold its assets to another company. Lease negotiations are proceeding with the purchaser; however, the outcome cannot be predicted. The Partnership has not received ground rent payments and interest payments on its mortgage loan since the bankruptcy filing. The mortgage loan matured in 1994. In October 1996, the Partnership reached an agreement in principle with the borrower, whereby the maturity date will be extended to December 1997. In addition, the fixed interest and ground rental payments will be reduced, but the Partnership's rate of participation in revenue from the underlying property will be increased. These changes will be retroactive to January 1, 1996; however, any adjustment to amounts previously recognized by the Partnership is expected to be insignificant. Further, the Partnership will be able to cause a sale of the property. Execution of the amended loan agreement is dependent upon the borrower's leasing the property to a suitable tenant and the ability to meet the payment terms on the loan.

Investment Results

The Partnership determined that the mortgage loan on Rivers Corporate Park was impaired and recognized a provision for impaired mortgage loans of $400,000 which was charged to operations in the fourth quarter of 1996.

In 1993, the Partnership determined that the mortgage loans to the Decatur TownCenter were impaired. During 1994 and 1995, the estimated market value of the loan collateral increased and the valuation allowance was reduced by $200,000 and $260,000, respectively, through a credit to operating results. During 1996, a valuation provision of $9,592 was recognized to adjust the carrying value to the amount of sale proceeds received, less disposition costs.

The sale of the Ontario Distribution Center in June 1994 resulted in the recognition of a gain of $1,385,562.

1996 Compared to 1995

Exclusive of the credit from (provision for) impaired mortgage loans, and the operating results from Decatur TownCenter ($341,585 in 1996 and $602,256 in 1995), real estate operating results for 1996 were $669,507, a decrease from $788,778 in 1995. The change was primarily caused by a decline in the amount of interest income from Rivers Corporate Park.

Interest on cash equivalents and short-term investments decreased between 1996 and 1995 primarily due to lower average investment balances held during the first nine months of 1996.

Operating cash flow decreased approximately $353,000 between 1996 and 1995. This decrease is primarily due to the above mentioned changes in operating results, increased leasing costs at the Willows and changes in net working capital.

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

Operating cash flow, exclusive of Ontario Distribution Center, decreased approximately $57,000 between 1994 and 1995. This change differs from the change in operating results primarily due to an increase in working capital items.

Portfolio Expenses

The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

1996 Compared to 1995

The Partnership management fee decreased approximately $12,000 due to the suspension of cash distributions for the fourth quarter of 1996, partially offset by an increase in distributable cash flow for the first three quarters of 1996. General and administrative expenses decreased between 1996 and 1995 primarily due to legal fees incurred in 1995 relating to the matured mortgage loan investment.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         -----------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.


                                  PART III
                                  --------

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          (a) and (b) Identification of Directors and Executive Officers.
                      ---------------------------------------------------

         The following table sets forth the names of the directors and executive officers of the General Partner and the age and position held by each of them as of December 31, 1996, as well as subsequent changes through January 24, 1997.

Name                          Position(s) with the General Partner                      Age
-----                         ----------------------------------------------------      ---

Joseph W. O'Connor             President, Chief Executive Officer and Director            50
Daniel J. Coughlin             Managing Director and Director                             44
Peter P. Twining (1)           Managing Director, General Counsel and Director            50
Wesley M. Gardiner, Jr.        Vice President                                             38
Daniel C. Mackowiak            Principal Financial and Accounting Officer                 45
James J. Finnegan (2)          Managing Director, General Counsel and Director            36

(1)  Through January 24, 1997 only.
(2)  As of January 25, 1997.

         Mr. O'Connor and Mr. Coughlin have served in an executive capacity since the organization of the General Partner on December 16, 1982. Mr. Gardiner and Mr. Twining have served in their capacities since June 1994, and Mr. Mackowiak has served in his capacity since January 1, 1996. All of these individuals will continue to serve in such capacities until their successors are elected and qualify.

    (c)  Identification of Certain Significant Employees.
         ------------------------------------------------
         None.

    (d)  Family Relationships.
         ---------------------

         None.

    (e)  Business Experience.
         --------------------

         The General Partner was incorporated in Massachusetts on December 16, 1982. The background and experience of the executive officers and directors of the General Partner are as follows:

       Joseph W. O'Connor has been President, Chief Executive Officer and a Director of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. since January, 1982. He was a Principal of AEW from 1985 to 1987 and has been a Managing Director of AEW since January 1, 1988. He has been active in real estate for 28 years. From June, 1967, until December, 1981, he was employed by New England Mutual Life Insurance Company ("The New England"), which has been merged with and into Metropolitan Life Insurance Company, most recently as a Vice President in which position he was responsible for The New England's real estate portfolio. He received a B.A. from Holy Cross College and an M.B.A. from Harvard Business School.

       Daniel J. Coughlin was a Principal of AEW from 1985 to 1987 and has been a Managing Director of AEW since January 1, 1988 and a Director of AEW since July 1994. Mr. Coughlin has been active in financial management and control for 22 years. From June, 1974 to December, 1981, he was Real Estate Administration Officer in the Investment Real Estate Department at The New England. Since January, 1982, he has been in charge of the asset management division of AEW. Mr. Coughlin is a Certified Property Manager and a licensed real estate broker. He received a B.A. from Stonehill College and an M.B.A. from Boston University.

       Peter P. Twining was a Managing Director and General Counsel of AEW until January 24, 1997 when he resigned from all offices and directorships. As such, he was responsible for general legal oversight and policy with respect to AEW and its investment portfolios. Before being promoted to this position in January 1994, he was a Vice President/Principal and senior lawyer responsible for assisting in the oversight and management of AEW's legal operations. Before joining AEW in 1987, he was a senior member of the Law Department at The New England and was associated with the Boston law firm, Ropes and Gray. Mr. Twining is a graduate of Harvard College and received his J.D. in 1979 from Northeastern University.

       Wesley M. Gardiner, Jr. joined AEW in 1990 and has been a Vice
President at AEW since January, 1994. From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at AEW has included asset management responsibility for the company's Georgia and Texas holdings. Presently, as a Vice President and Team Leader, Mr. Gardiner has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

       Daniel C. Mackowiak has been a Vice President of AEW since January 1989 and has been a Vice President and the Principal Financial and Accounting Officer of the Managing General Partner since January 1996. Mr. Mackowiak previously held the offices of Chief Accounting Officer of AEW from January 1989 through April 1994 and Vice President and Principal Financial and Accounting Officer of the Managing General Partner between January 1989 and May 1994. From 1975 until joining AEW, he was employed by the public accounting firm of Price Waterhouse, most recently as a Senior Audit Manager. He is a certified public accountant and has been active in the field of accounting his entire business career. He received a B.S. from Nichols College and an M.B.A. from Cornell University.

       James J. Finnegan is the Assistant General Counsel of AEW Capital Management, L.P. ("AEW Capital Management") and has succeeded Peter Twining as Managing Director, General Counsel and Director of AEW, a subsidiary of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as AEW's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of law (J.D.).

       Mr. O'Connor is a director of Evans Withycombe Residential, Inc., a Maryland corporation organized as a real estate investment trust which is listed for trading in the New York Stock Exchange. None of the other directors of the Managing General Partner is a director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. All of the directors and officers of the General Partner also serve as directors and officers of one or more corporations which serve as general partners of publicly-traded real estate limited partnerships which are affiliated with the General Partner.

       (f) Involvement in Certain Legal Proceedings.
           -----------------------------------------

           None.

Item 11.   Executive Compensation.
           -----------------------------

       Under the Partnership Agreement, the General Partner and its affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1, 2 and 6 of Notes to Financial Statements.

       The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partner and its affiliates for the year ended December 31, 1996. Cash distributions to the General Partner include amounts distributed after year end with respect to 1996.


                                                                                 Amount of Compensation
Receiving Entity                           Type of Compensation                   and Reimbursement
----------------                          ---------------------              --------------------------

General Partner                             Share of Distributable Cash            $       8,700

AEW Real Estate Advisors, Inc.              Management Fees                               86,044
(formerly known as Copley Real
Estate Advisors, Inc.)

New England Securities                      Servicing Fees and Out of
Corporation                                 Pocket Reimbursements                          5,231
                                                                                 ----------------

                                            TOTAL                                        $99,975
                                                                                 ================

       For the year ended December 31, 1996, the Partnership allocated $(17,441) of taxable loss to the General Partner.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

      (a)  Security Ownership of Certain Beneficial Owners.
           ------------------------------------------------

         No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1996. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

            Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the General Partner.

       (b)  Security Ownership of Management.
            ---------------------------------

            An affiliate of the General Partner of the Partnership owned 1,094 Units at December 31, 1996.

        (c)  Changes in Control.
             -------------------

         There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

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

                                  PART IV
                                  -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ---------------------------------------------------------------

          (a)  The following documents are filed as part of this report:

               (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedules, Financial Statements Index No. 2, Financial Statements Index No. 3 and Financial Statements Index No. 4 are filed as part of this Annual Report.

               (2) Financial Statement Schedules--The Financial Statement Schedules listed on the accompanying Index to Financial Statements and Schedules are filed as part of this Annual Report.

               (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

          (b) Reports on Form 8-K. The Partnership filed one Current Report on Form 8-K dated October 22, 1996 reporting on Item No. 2 (Acquisition or Disposition of Assets).

                    NEW ENGLAND LIFE PENSION PROPERTIES;
                     A REAL ESTATE LIMITED PARTNERSHIP



                            Financial Statements


                               * * * * * * *



                             December 31, 1996

                      NEW ENGLAND LIFE PENSION PROPERTIES;
                      ------------------------------------
                       A REAL ESTATE LIMITED PARTNERSHIP
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------



                                                                  Page


Report of Independent Accountants....................................

Financial Statements:

      Balance Sheet - December 31, 1996 and 1995.....................

     Statement of Operations - Years ended December 31, 1996, 1995 and 1994.....................................................

     Statement of Changes in Partners' Capital - Years ended
        December 31, 1996, 1995 and 1994.............................

     Statement of Cash Flows - Years ended December 31, 1996, 1995 and 1994.....................................................

      Notes to Financial Statements..................................

Financial Statement Schedules:

     Schedule III - Real Estate and Accumulated Depreciation at
        December 31, 1996............................................

      Schedule IV - Mortgage Loans on Real Estate at
        December 31, 1996............................................



All other schedules have been omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

                       Report of Independent Accountants
                       ---------------------------------

To the Partners


New England Life Pension Properties;
A Real Estate Limited Partnership

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Life Pension Properties; A Real Estate Limited Partnership (the "Partnership") at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Copley Properties Company, Inc., the General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the General Partner, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse, LLP
Boston, Massachusetts
March 24, 1997

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET

                                                                            December 31,
                                                                -----------------------------------
                                                                     1996                 1995
                                                                ---------------     ---------------
Assets

Real estate investments:
   Ground leases and mortgage loans, net                        $     4,722,880    $     11,508,875
   Property, net                                                      5,588,459           5,117,318
   Deferred leasing costs and other assets, net                         269,876             176,007
                                                                ---------------     ---------------
                                                                     10,581,215          16,802,200

Cash and cash equivalents                                             2,300,885           1,204,043
Short-term investments                                                  498,869           1,109,814
Interest, rent and other receivables                                     50,452             123,928
                                                                ---------------     ---------------

                                                                $    13,431,421     $    19,239,985
                                                                ===============     ===============

Liabilities and Partners' Capital

Accounts payable                                                $       437,083     $       239,062
Accrued management fee                                                        -              24,575
Deferred disposition fees                                               654,543             457,768
                                                                ---------------     ---------------
Total liabilities                                                     1,091,626             721,405
                                                                ---------------     ---------------

Partners' capital:
Limited partners ($360.00 and $546.66
 per unit, respectively; 30,000 units authorized,
  issued and outstanding)                                            12,294,711          18,467,706
General partner                                                          45,084              50,874
                                                                ---------------     ---------------
Total partners' capital                                              12,339,795          18,518,580
                                                                ---------------     ---------------

                                                                $    13,431,421    $     19,239,985
                                                                ===============     ===============

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS


                                                      Year ended December 31,
                                            ---------------------------------------
                                                1996           1995           1994
                                            ---------     ----------     ----------
Investment Activity

Property rentals                            $ 788,265     $  780,127     $  658,875
Property operating expenses                  (343,067)      (354,550)      (300,700)
Depreciation and amortization                (234,316)      (230,712)      (222,518)
                                            ---------     ----------     ----------
                                              210,882        194,865        135,657

Ground rentals and interest
 on mortgage loans                            800,210      1,196,169      1,534,014
(Provision for) credit from impaired
 mortgage loans                              (409,592)       260,000        200,000
                                            ---------     ----------     ----------

  Total real estate operations                601,500      1,651,034      1,869,671

Gain on sale of investment                          -              -      1,385,562
                                            ---------     ----------     ----------

  Total real estate activity                  601,500      1,651,034      3,255,233

Interest on cash equivalents
 and short-term investments                   123,999        128,506        112,658
                                            ---------     ----------     ----------

  Total investment activity                   725,499      1,779,540      3,367,891
                                            ---------     ----------     ----------

Portfolio Expenses

Management fee                                 86,044         98,302        129,471
General and administrative                     99,955        111,970        109,343
                                            ---------     ----------     ----------
                                              185,999        210,272        238,814
                                            ---------     ----------     ----------

Net Income                                  $ 539,500     $1,569,268     $3,129,077
                                            =========     ==========     ==========

Net income per limited
  partnership unit                          $   17.80     $    51.79     $   103.26
                                            =========     ==========     ==========

Cash distributions per limited
  partnership unit                          $  223.57     $    32.80     $   241.29
                                            =========     ==========     ==========

Number of limited partnership units
  outstanding during the year                  30,000         30,000         30,000
                                            =========     ==========     ==========

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL


                                                         Year ended December 31,
                            ---------------------------------------------------------------------------------
                                      1996                         1995                        1994
                            -------------------------    ------------------------    -------------------------
                            General      Limited         General     Limited         General      Limited
                            Partner      Partners        Partner     Partners        Partner      Partners
                            --------     -----------     -------     -----------     --------     -----------
Balance at beginning
  of year                   $ 50,874     $18,467,706     $45,121     $17,898,131     $ 28,359     $22,039,045

Cash distributions           (11,185)     (6,707,100)     (9,940)       (984,000)     (14,529)     (7,238,700)

Net income                     5,395         534,105      15,693       1,553,575       31,291       3,097,786
                            --------     -----------     -------     -----------     --------     -----------

Balance at end
  of year                   $ 45,084     $12,294,711     $50,874     $18,467,706     $ 45,121     $17,898,131
                            ========     ===========     =======     ===========     ========     ===========

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS


                                                                  Year ended December 31,
                                                       -------------------------------------------
                                                            1996            1995            1994
                                                       -----------     -----------     -----------
Cash flows from operating activities:
 Net income                                            $   539,500     $ 1,569,268     $ 3,129,077
 Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization                            234,316         230,712         222,518
  Provision for (credit from) impaired
   mortgage loans                                          409,592        (260,000)       (200,000)
  Gain on sale of investment                                     -               -      (1,385,562)
  Increase in deferred leasing costs
   and other assets                                       (116,164)        (22,623)       (122,075)
  Decrease (increase) in operating
   receivables                                              73,476         (88,234)         71,383
  Increase (decrease) in operating liabilities             (81,166)        (16,596)         64,447
                                                       -----------     -----------     -----------
   Net cash provided by operating activities             1,059,554       1,412,527       1,779,788
                                                       -----------     -----------     -----------

Cash flows from investing activities:
 Net proceeds from sale of investment                    2,267,919               -       3,052,295
 Repayment of mortgage loan investment                   4,108,484               -       3,170,000
 Capital expenditures on owned property and
  property collateralizing ground lease/
  mortgage loan investments                               (428,550)       (550,779)       (594,054)
 Decrease (increase) in short-term investments,
  net                                                      610,945      (1,094,854)      1,045,544
 Increase in deferred disposition fees                     196,775               -         192,442
                                                       -----------     -----------     -----------
   Net cash provided by (used in) investing
       activities                                        6,755,573      (1,645,633)      6,866,227
                                                       -----------     -----------     -----------

Cash flows from financing activity:
 Distributions to partners                              (6,718,285)       (993,940)     (7,253,229)
                                                       -----------     -----------     -----------
    Net cash used in financing activity                 (6,718,285)       (993,940)     (7,253,229)
                                                       -----------     -----------     -----------

 Net increase (decrease) in cash and cash
  equivalents                                            1,096,842      (1,227,046)      1,392,786

 Cash and cash equivalents:
  Beginning of year                                      1,204,043       2,431,089       1,038,303
                                                       -----------     -----------     -----------

  End of year                                          $ 2,300,885     $ 1,204,043     $ 2,431,089
                                                       ===========     ===========     ===========

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business
----------------------------------

     General

     New England Life Pension Properties; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in June 1983, and acquired six real estate investments through 1985, four of which have been sold as of December 31, 1996. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the general partner could extend the investment period if it is in the best interest of the limited partners.

     The general partner of the Partnership is Copley Properties Company, Inc., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). Subject to the general partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

     On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW operations"). Simultaneously, a new entity, AEW Capital Management L.P., was formed into which NEIC contributed its interest in Copley and its affiliates.
As a result, the AEW operations were combined with Copley to form the business operations of AEW Capital Management, L.P. This transaction is not expected to have a material effect on the operations of the Partnership.

     Prior to August 30, 1996, New England Mutual Life Insurance Company ("The New England") was NEIC's principal unit holder and owner of all of the outstanding stock of NEIC's general partner. On August 30, 1996, The New England merged with and into Metropolitan Life Insurance Company ("Met Life"). Met Life is the surviving entity and, therefore, through a wholly-owned subsidiary, became the owner of the units of partnership interest previously owned by The New England and of the stock of NEIC's general partner. This transaction is not expected to have a material effect on the operations of the Partnership.

     At December 31, 1996 and 1995 an affiliate of the general partner owned 1,094 units of limited partnership interest, which were repurchased from certain qualified plans, within specified annual limitations provided for in the Partnership Agreement.

     Management

     AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. Acquisition fees were paid in an amount equal to 2% of the gross proceeds from the offering available for investment. Disposition fees are generally 3% of the selling price of the property, but are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

     New England Securities Corporation ("NESC"), an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $5,231, $4,719 and $6,985 in 1996, 1995 and 1994, respectively.


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

     Ground Leases and Mortgage Loans

     While the related land and loan investments are legally separable, the terms thereof have been negotiated jointly and the investment performance is evaluated on a combined basis. They are, therefore, presented together in the accompanying balance sheet and statement of operations.

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

     Capitalized Costs, Depreciation and Amortization

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

     Realizability of Real Estate Investments

     The Partnership considers a real estate investment, other than a mortgage loan, to be impaired when it determines the carrying value of the investment is not recoverable through estimated undiscounted cash flows generated from the operations and disposition of the property. The impairment loss is based on the excess of the investment's carrying value over its estimated fair market value. For investments being held for sale, impairment loss also includes estimated costs of sale. Property held for sale is not depreciated during the holding period.

     The carrying value of an investment may be more or less than its current appraised value. At December 31, 1996, the appraised value of Willows Shopping Center exceeded its carrying value by approximately $240,000, while at December 31, 1995 the carrying value exceeded its appraised value by approximately $390,000. At December 31, 1995 the Partnership had one other investment which was not an impaired mortgage loan, the appraised value of which exceeded its related carrying value by $46,000.

     The current appraised value of real estate investments has been estimated by the general partner and is generally based on a correlation of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

     Cash Equivalents and Short-Term Investments

     Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

     The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost plus accrued interest, which approximates market value. At December 31, 1996 and 1995, all investments were in commercial paper with less than three and six months, respectively, remaining to maturity.

     Deferred Disposition Fees

     Disposition fees due to AEW related to sales or restructuring of investments are included in the determination of gains or losses resulting from such transactions. According to the terms of the advisory contract, payment of such fees has been deferred until the limited partners first receive their capital contributions, plus stipulated returns thereon.

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

     Reclassifications

     Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

Note 3 - Investments in Ground Leases and Mortgage Loans
--------------------------------------------------------

     The following is a summary of the Partnership's investments in ground leases and mortgage loans:


                                                    Fixed
                                                   Rental/
Investment/                Acquisition             Interest                   December 31,
 Location                       Date                Rate                   1996           1995
-----------                -----------             --------            -----------    ------------
Rivers Corporate
Park                                1984             11.50% (L)         $1,100,000     $ 1,100,000
 Columbia, MD                                        11.50% (M)          4,000,000       4,000,000

Decatur TownCenter                  1985             12.00% (L)                  -       1,675,000
 Decatur, GA                                          8.50% (M)                  -       5,825,000
                               1986-1989             12.00% (M)                  -         633,076
                                                                       -----------    ------------
                                                                        $5,100,000     $13,233,076
                                                                       ===========    ============

  (L)  Ground lease  (M)  Mortgage loan


                                                                                              December 31,
                                                                                  -----------------------------------
                                                                                  1996                           1995
                                                                               ----------                     -----------
   Cash invested                                                               $5,100,000                     $13,233,076

   Unamortized closing costs and
    acquisition fees, net                                                          22,880                          57,447

   Accrued ground lease and
    mortgage loan receivables                                                           -                         717,767

   Capital expenditures                                                                 -                         235,000

   Cost recovery allowance                                                              -                        (394,415)

   Valuation allowance for
    impaired mortgage loans                                                      (400,000)                     (2,340,000)
                                                                               ----------                     -----------
                                                                               $4,722,880                     $11,508,875
                                                                               ==========                     ===========

     Ground leases have terms of fifty to sixty years and provide for additional rent equal to a percentage, ranging from 50% to 60%, of gross revenues in excess of a base amount from the rental of the buildings situated on the land. Percentage rent totaled $18,750, $7,413, and $22,643 in 1996, 1995 and 1994, respectively. The Partnership is also entitled to that same percentage of the net proceeds from the sale of the entire property after it has recovered its cash investment in the land and mortgage loan. The lease agreements require the lessee to pay all operating expenses related to the subject land. The lease for the space in the Rivers Corporate Park building gives the tenant occupying the building the right of first refusal to purchase the building and a right to request the purchase of the land through November 2004 at fair market value.

     Generally, interest on the mortgage loans is payable monthly. The loans are secured by first mortgages on the buildings and by the ground leasehold interests.

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

     Sale of Decatur TownCenter

     Decatur TownCenter in Decatur, Georgia was sold on October 10, 1996. The net sale proceeds received by the Partnership were used to repay the ground lease investment and the carrying value of the mortgage loans. Since the mortgage loans were impaired, their carrying value had been previously reduced to estimated fair market value, less anticipated costs of sale and thus no gain or loss on the sale was recognized. The total valuation allowance at the date of sale was $2,349,592, including $ 9,592 provided in 1996, which included a disposition fee of $196,775 payable to the advisor. On October 25, 1996, the Partnership made a capital distribution to the limited partners in the aggregate amount of $5,599,800 ($186.66 per limited partnership unit) with proceeds from this sale.

     Rivers Corporate Park

     The mortgage loan on Rivers Corporate Park matured on March 31, 1994.

     In October 1996, the Partnership reached an agreement in principle with the borrower, whereby the maturity date will be extended to December 1997. In addition, the fixed interest and ground rental payments will be reduced, but the Partnership's rate of participation in revenue from the underlying property will be increased. These changes will be retroactive to January 1, 1996; however, any adjustment to amounts previously recognized by the Partnership is expected to be insignificant. Further, the Partnership will be able to cause a sale of the property.

     The tenancy at this property has become uncertain, with the sole tenant's filing for bankruptcy in September 1996 and the successor company not yet affirming or abandoning the lease. Execution of the amended agreement is dependent upon the borrower's leasing the property to a suitable tenant and its ability to meet the payment terms on the loan. During the fourth quarter of 1996, the Partnership determined that the Rivers Corporate Park mortgage loan was impaired and recorded a valuation allowance of $400,000.

     Valuation Allowance

     The activity in the valuation allowance during 1995 and 1996, together with the related recorded and carrying value of the impaired mortgage loans at the beginning and end of each year, are summarized in the table below.

                                                 Recorded      Valuation       Carrying
                                                  Value        Allowance        Value
                                                ----------    ------------    ----------
Balance at January 1, 1995                      $6,646,927    $(2,600,000)    $4,046,927
                                                ==========    ===========     ==========

Increase in estimated fair market value
of collateral                                                     260,000
                                                              -----------

Balance at December 31, 1995                     6,781,928     (2,340,000)     4,441,928
                                                ==========    -----------     ==========

Reduction in estimated fair market value
of collateral, net                                                 (9,592)

Additional impaired loan                                         (400,000)

Sale of collateral                                              2,349,592
                                                              -----------

Balance at December 31, 1996                    $4,000,000    $  (400,000)    $3,600,000
                                                ==========    ===========     ==========

     Except for the effect of sales, the average recorded value of the impaired mortgage loans did not differ materially from the balances at the end of the period, except for reductions due to sales.


Note 4 - Investments in Property
--------------------------------

     The Willows Shopping Center investment (the "Willows"), acquired in 1984, is owned jointly with an affiliate of the Partnership (the "Affiliate"); the Partnership has a 25% ownership share. The ground lessee/mortgagor stopped paying interest on the mortgage loan as of March 1990. As a result, the Partnership and its Affiliate began foreclosure proceedings to take possession of the property. A protracted series of legal interactions ensued, including the filing of an involuntary bankruptcy petition by the second leasehold mortgagee. In June 1991, the Partnership and its Affiliate sold the mortgage note to the original owner of the Willows, who in turn undertook and completed the foreclosure action. The Partnership and its Affiliate received a new mortgage note; the principal related to the Partnership's share is $3,715,802. The note bears interest at 9.323% per annum, payable monthly; however, it may accrue with interest compounded at 11%. The loan matures on June 18, 2001. The original owner also assumed the ground lease. The ground lease provides for annual rental payments to the Partnership of $137,500. Rental payments were accruable through June 1996, with interest compounding at 11%; however, the Partnership has permitted additional accrual beyond that date as it evaluates various alternatives. The ground lease also provides for participation rentals at 70% of gross revenues in excess of a base amount to the Partnership and its Affiliate. Under this investment arrangement, the Partnership and its Affiliate are bearing substantial economic risks of ownership; accordingly, the investment is being accounted for as a jointly owned property.

     In connection with a major renovation of the property, on January 1, 1995, the Partnership and its Affiliate committed to make a construction loan to the ground lessee in the amount of $2,500,000. This loan is also being accounted for as an investment in property. The Partnership's share is $625,000 of which $309,181 has been funded as of December 31, 1996. Interest accrues at 11% compounded monthly; debt service payments began on January 1, 1996, including principal payments based upon a 15-year amortization schedule. The note matures on December 31, 1997. In addition, the ground lease was amended, whereby after January 1, 1996, the Partnership and the Affiliate may, at their sole discretion, offer the entire property for sale.

     At December 31, 1996 and 1995, the Partnership's proportionate share of the carrying value of the property was comprised of land of $1,250,000 and building and improvements of $4,338,459 and $3,867,318, respectively (net of accumulated depreciation of $978,975 and $766,954, respectively). The buildings are being depreciated on a straight-line basis with an estimated useful life ranging from 20 to 25 years.

     The Partnership's proportionate share of future minimum rentals under non-cancelable operating leases are: $679,250 in 1997; $675,000 in 1998; $661,750 in
1999; $629,750 in 2000; $591,250 in 2001; and $3,655,750 thereafter.

Note 5 - Income Taxes
---------------------

     The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                                              Year ended December 31,
                                                   -----------------------------------------
                                                       1996           1995           1994
                                                       ----           ----           ----
Net income per financial
 statements                                        $   539,500     $1,569,268     $3,129,077

Timing differences:
 Ground rent and mortgage loan interest (1)            947,478        688,074        602,941
 (Loss) gain on sale                                (3,631,081)             -        223,483
 Valuation allowance                                   400,000       (260,000)      (200,000)
                                                   -----------     ----------     ----------

Taxable (loss) income                              $(1,744,103)    $1,997,342     $3,755,501
                                                   ===========     ==========     ==========

(1) Represents additional contractual revenue recognized for tax purposes related to the Willows Shopping Center in.


Note 6 - Partners' Capital
--------------------------

     Allocations of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partner. Cash distributions are made quarterly.

     Net sales proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partner. As a result of such transactions, the adjusted capital contribution per limited partnership unit was reduced from $1,000 to $790 during 1985, from $790 to $740 during 1991, from $740 to $546.66 during 1994. and from $546.66 to $360 during 1996. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partner is allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partner.


Note 7 - Subsequent Event
-------------------------

     The general partner decided not to make a quarterly distribution of cash flow from operations related to the fourth quarter of 1996. The uncertainty as to cash flow from Rivers Corporate Park due to the bankruptcy of the sole tenant has warranted an increase in working capital reserves.




                                                  NEW ENGLAND PENSION PROPERTIES
                                                 A REAL ESTATE LIMITED PARTNERSHIP                              SCHEDULE III

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                       AT DECEMBER 31, 1996

                                                                              Costs Subsequent       Gross Amount at Which
                                     Initial Costs to Partnership             to Acquisitions      Carried at Close of Period
                            -------------------------------------------   -----------------------------------------------------
                             Encum-                       Buildings &       Improve-                         Buildings &
Description                  brance          Land         Improvements        ments           Land            Improvements
-----------------------     ---------      ----------    --------------     ---------       ----------       --------------
Research and
 Development Facility
 Columbia, Maryland          Note A         1,122,880           --               --          1,122,880            --

25% interest in
 Shopping Center
 Concord, California         Note A         1,250,000       3,298,795         2,018,639      1,250,000          5,317,434
                             -------        ----------      ---------        -----------    ----------          ---------
    Total                                  $2,372,880      $3,298,795        $2,018,639     $2,372,880         $5,317,434
                            ===============================================================================================


                             Accrued                       Accumulated      Date of            Date          Depreciable
Description                 Ground Rent     Total         Depreciation      Construction     Acquired           Life
-----------------------     ------------   ----------    --------------     ------------    ----------       --------------

Research and
Development Facility
Columbia, Maryland                  --      1,122,880          --               --            03/28/84            --

25% interest in
 Shopping Center
 Concord, California                --      6,567,434        (978,975)           - (L)        07/10/84
                                                                                   (B)        06/18/91          25 years
                            ------------   ----------    --------------     ------------    ----------       --------------
     Total                       $0        $7,690,314       ($978,975)
                            ===============================================================================================


(L) Land
(B) Buildings and Improvements
Notes:
(A) All senior mortgages on the properties are held by New England Life Pension Properties

(B) Reconciliation of real estate owned:


        Balance at beginning of year                    $8,951,218
            Acquisitions                                   683,162
            Dispositions                                (1,944,066)
                                                       -----------

        Balance at end of year                          $7,690,314
                                                       ===========
        Accumulated depreciation
          at beginning of year                            $766,954
        Depreciation expense 1996                          212,021
                                                       -----------
        Accumulated depreciation at end of year           $978,975
                                                       ===========


                      NEW ENGLAND LIFE PENSION PROPERTIES;
                       A REAL ESTATE LIMITED PARTNERSHIP
                                                                     SCHEDULE IV
                         MORTGAGE LOANS ON REAL ESTATE
                             AT DECEMBER 31, 1996


                                                                                   Valuation
                                    Final      Periodic                Cost        allowance     Accrued     Deferred    Carrying
                          Interest Maturity    Payment  Face Amount   Recovery    for impaired   Interest   Acquisition  Amount of
Description                 Rate    Date       Terms    of Mortgage   Allowance  Mortgage loans  Receivable    Fees      Mortgage
-----------               -------- --------    -------- -----------   ---------  --------------  ----------  ---------   ---------
Research and Development
Facility                                      Interest
Columbia, Maryland         11.50%  03/28/94    Monthly    4,000,000       --        (400,000)           --       --      $3,600,000
                     (See Note 3)             Principal
                                             at Maturity

                           --------------------------------------------------------------------------------------------------------
          Total                                          $4,000,000        $0      ($400,000)          $0        $0      $3,600,000
                           ========================================================================================================

                           Balance at beginning of year                    $8,441,928
                           Valuation allowance for impaired loans            (409,592)
                           increase in accrued ground lease/mortgage
                              loan receivables                                      0
                           Amortization of deferred acquisition fees                0
                           Disposition                                     (4,432,336)
                                                                         ------------

                                                                            3,600,000
                                                                         ============

                             FINANCIAL STATEMENTS
                                  INDEX NO. 2

                   Auditor's Report and Financial Statements

                    of Decatur TownCenter Associates, L.L.C.
                 (Formerly Decatur TownCenter Associates, Ltd.)


                                                                         Page #


Independent Auditor's Report of Duggan & Massey, P.C. ......................

Balance Sheet - October 9, 1996 ............................................

Statement of Income - For the Short Period Ended
  October 9, 1996 ..........................................................

Statement of Changes in Partner's Capital - For the
  Short Period Ended October 9, 1996 .......................................

Statement of Cash Flows - For the Short Period Ended
  October 9, 1996 ..........................................................

Notes to Financial Statements ..............................................

                     DECATUR TOWNCENTER ASSOCIATES, L.L.C.

                               (FORMERLY DECATUR

                          TOWNCENTER ASSOCIATES, LTD.)

                              FINANCIAL STATEMENTS

                                OCTOBER 9, 1996

              [LETTERHEAD OF DUGGAN & MASSEY, P.C. APPEARS HERE]


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To The Members
Decatur TownCenter Associates, L.L.C.

We have audited the accompanying balance sheet of Decatur TownCenter Associates, L.L.C. (formerly Decatur TownCenter Associates, Ltd.) as of October 9, 1996 and the related statements of income, members' capital and cash flows for the short year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decatur TownCenter Associates, L.L.C. as of October 9, 1996 and the results of its operations and its cash flows for the short year then ended, in conformity with generally accepted accounting principles.

                                                      /s/ Duggan & Massey, PC

November 21, 1996

                      DECATUR TOWNCENTER ASSOCIATES, L.L.C.
                 (FORMERLY DECATUR TOWNCENTER ASSOCIATES, LTD.)
                                 BALANCE SHEETS
                                 OCTOBER 9, 1996

                                     ASSETS
                                     ------

Current Assets
  Cash                                                $    71,396
  Accounts receivable - tenants (Net of
     allowance for doubtful accounts of
     $6,506)                                              127,026
  Accounts receivable - others                             14,624
  Escrow account                                          679,379
  Prepaid expenses                                        102,196
                                                      -----------

        Total Current Assets                                       $   994,621

Land                                                                 1,262,000
Building and Improvements (Net of
  accumulated depreciation of
  $3,260,582)                                                       12,360,209

Other Assets
  Loan costs (Net of accumulated
     amortization of $100,000)                            104,811

  Commissions and procurement fees
     (net of accumulated amortization of
     $121,916)                                            432,962

  Accrued Rents Receivable                                 66,667
                                                      -----------

       Total Other Assets                                              604,440
                                                                   -----------

       Total Assets                                                $15,221,270
                                                                   ===========


                       LIABILITIES AND MEMBERS' CAPITAL
                       --------------------------------

Current Liabilities
  Accounts payable                             $      58,749
  Deferred income                                    159,541
  Tenant allowance payable                           210,238
  Security deposit                                     1,964
                                               -------------

       Total Current Liabilities                                $     430,492

Long-Term Liabilities
  Mortgage payable                                                 12,650,000
                                                                -------------

       Total Liabilities                                           13,080,492

Partners' Capital                                                   2,140,778
                                                                -------------

       Total Liabilities and Partners' Capital                  $  15,221,270
                                                                =============



                See accompanying notes and accountant's report.

                      DECATUR TOWNCENTER ASSOCIATES L.L.C.
                 (FORMERLY DECATUR TOWNCENTER ASSOCIATES, LTD.)
                               STATEMENT OF INCOME
                          PERIOD ENDED OCTOBER 9, 1996

Rental Income                                                                     $ 1,002,257
                                                                               ---------------
Expenses
    Amortization                                       $      76,536
    Bad debts                                                  2,049
    Depreciation                                             192,167
    Donations                                                    475
    General building maintenance                              86,839
    Insurance                                                  8,243
    Interest                                                 561,018
    Legal and accounting                                      36,040
    Management fees and commissions                           62,887
    Office                                                     5,131
    Parking deck                                              10,488
    Professional fees                                          8,778
    Salary reimbursement                                      22,589
    Security                                                  21,972
    Taxes and licenses                                       109,801
    Utilities                                                 98,578
                                                       -------------
            Total Expenses                                                          1,303,591
                                                                               ---------------

            Operating Loss                                                           (301,334)

Other Income and Expenses
    Interest income                                                                       865
                                                                               ---------------

            Loss Before Extraordinary Item                                           (300,469)

Extraordinary Item
    Debt Forgiveness Income                                                         3,257,821
                                                                               ---------------

            Net Income                                                            $ 2,957,352
                                                                               ===============

                See accompanying notes and accountant's report.

                     DECATUR TOWNCENTER ASSOCIATES L.L.C.
                (FORMERLY DECATUR TOWNCENTER ASSOCIATES, LTD.)
                         STATEMENT OF MEMBERS' CAPITAL
                         PERIOD ENDED OCTOBER 9, 1996


Balance, beginning of period                               $ (6,080,274)

Contributions to capital                                      5,263,700

Net income for the period                                     2,957,352
                                                           ------------

Balance, end of period                                      $ 2,140,778
                                                           ============




                See accompanying notes and accountant's report.

                     DECATUR TOWNCENTER ASSOCIATES L.L.C.
                (FORMERLY DECATUR TOWNCENTER ASSOCIATES, LTD.)
                            STATEMENT OF CASH FLOWS
                         PERIOD ENDED OCTOBER 9, 1996

Cash Flows From Operating Activities:
   Net Income                                                                    $  2,957,352
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Gain on extraordinary item                             $ (3,257,821)
       Depreciation and amortization                               268,703
       (Increase) Decrease in assets:
          Accounts receivable - tenants                            (39,524)
          Accounts receivable - others                              (8,796)
          Prepaid expenses                                         (75,816)
          Escrow from loan closing                                (679,379)
       Increase (Decrease) in Liabilities:
          Accounts payable and accrued
            liabilities                                           (564,701)        (4,357,334)
                                                              ------------       ------------
             Net cash provided by
                operating activities                                               (1,399,982)

Cash Flows From Investing Activities:
   Capital expenditures                                           (127,181)
   Purchase of interest in Decatur TownCenter II                (9,540,860)
   Purchase of land - Phase I                                   (1,262,000)
   Distribution on termination of Decatur TownCenter II             49,279
                                                              ------------
             Net Cash Used By
                Investing Activities                                              (10,880,762)

Cash Flows From Financing Activities:
   Loan costs                                                     (104,811)
   Proceeds from mortgage note                                  12,650,000
   Payment on mortgage note                                     (4,694,140)
   Contributions to capital                                      4,400,000
                                                              ------------
             Net Cash Provided By
                Financing Activities                                               12,251,049
                                                                                 ------------
Net decrease in cash and
   cash equivalents                                                                   (29,695)

Cash and cash equivalents at beginning of year                                        101,091
                                                                                 ------------

Cash and cash equivalents at end of period                                       $     71,396
                                                                                 ============

Supplemental disclosure of cash flow information:

   Cash paid during the period for interest                                      $    398,355
                                                                                 ============


                See accompanying notes and accountant's report.

                     DECATUR TOWNCENTER ASSOCIATES, L.L.C.
                 (FORMERLY DECATUR TOWNCENTER ASSOCIATES, LTD.)
                         NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 9, 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Operations
     -------------------------
     Decatur TownCenter Associates, Ltd. was formed on March 8, 1984 as a partnership between A.J. Land, Jr., Daniel B. Pattillo and Lawrence P. Kelly. A.J. Land, Jr. was the general partner of the project. The partnership was established to construct, manage, and lease an office building in Decatur, Georgia. On October 9, 1996, Decatur TownCenter Associates, Ltd. changed its name to Decatur TownCenter Associates, L.L.C. In addition to the name change, the Partnership accepted three new members on October 9, 1996. These new members are Hempel & Lenz, Inc., SHB Partners, III and Pinehill Decatur, G.P. The original Partners contributed their interest to DTC Holdings, L.L.C.

     Allocation of Income and Loss
     -----------------------------
     All income or loss from January 1, 1996 through October 9, 1996 is allocated 100% to the members of DTC Holdings, L.L.C. individually. Thereafter, all income generated after October 9, 1996 is allocated as follows:

       A) A preferred cumulative return on members invested capital of 12% per annum as shown below:

               DTC Holdings, L.L.C.      13.63%
               Pinehill Decatur, G. P.   31.82%
               SHB Partners III          15.91%
               Hempel & Lenz             38.64%

       B) Any excess income after the preference return is allocated as follows:

               DTC Holdings, L.L.C.      22.27%
               Pinehill Decatur, G. P.   28.64%
               SHB Partners III          14.32%
               Hempel & Lenz             34.77%

     Any loss generated after October 9, 1996 is allocated based upon the same allocation percentage as income allocated after preferred returns as noted in (B) above.

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

     Intangible Assets
     -----------------
     Loan costs are being amortized using the straight-line method over the life of the loan.

                     DECATUR TOWNCENTER ASSOCIATES, L.L.C.
                 (FORMERLY DECATUR TOWNCENTER ASSOCIATES, LTD.)
                         NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 9, 1996

     Commissions and procurement fees are being amortized using the straight-line method over the lives of the related leases.

     Income Taxes
     ------------
     These financial statements do not reflect a provision or expense for income taxes. Each member's pro rata share of income or loss is reported on their individual income tax return.

     Cash and Cash Equivalents
     -------------------------
     For purposes of the statements of cash flows, the Limited Liability Company considers all highly liquid debt instruments purchased with a maturity of twelve months or less together with accrued interest to be cash equivalents.

2.        BUILDING AND IMPROVEMENTS


     The investment in building and improvements consists of the following:

                                          October 9,
                                            1996
                                       -------------

PHASE I
-------
Construction period interest
    and taxes                          $    338,060
Building                                  3,973,681
Landscape and lobby                         116,102
Furniture and equipment                       9,067
Tenant and capital improvements           1,838,888
Less:  accumulated depreciation         ( 3,260,582)
                                       ------------

Total Building and Improvements        $  3,015,216
                                       ============
                                         October 9,
                                            1996
                                       ------------

PHASE II
--------
Building                               $  8,208,510
Landscaping                                 100,655
Furniture and equipment                       7,272
Tenant and capital improvements           1,028,556
                                       ------------

                                       $  9,344,993
                                       ============

3.   FIRST MORTGAGE PAYABLE

     New England Life Pension Properties held a first mortgage secured by all of the real property and improvements of the partnership. The total proceeds were $5,825,000. Monthly payments of interest only began April 1, 1985 and continued until October 9, 1996. Interest expense amounted to $498,497 for the short year ended October 9, 1996. The first mortgage was retired in conjunction with the refinancing through NationsBank. (See Note 8).

                     DECATUR TOWNCENTER ASSOCIATES, L.L.C.
                 (FORMERLY DECATUR TOWNCENTER ASSOCIATES, LTD.)
                         NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 9, 1996




4.   SECOND MORTGAGE PAYABLE

     New England Life Pension Properties ($633,076) and Decatur TownCenter Associates, Ltd. partners ($422,040) held a second leasehold mortgage secured by all of the real property and improvements of the Partnership. The total proceeds were $1,055,116. Interest expense amounted to $58,876 for the short year ended October 9, 1996. The second mortgage was retired in conjunction with the refinancing through NationsBank. (See Note 8).

5.   RELATED PARTY TRANSACTIONS

     The Partnership has contracted with related parties for the performance of various management, leasing and construction services. The Decatur TownCenter Associates, L.L.C. members have common ownership and management control with Land Realty Services, Land & Property In-Town, Pope and Land Enterprises, and Decatur TownCenter II Associates.

     Amounts involving related parties are summarized as follows:

                                    October 9,
                                       1996
                                    ----------

Capital improvements                 $32,713
Construction-tenant finishes          88,817
Office expense                           978
General maintenance                   21,640
Commissions                           54,967
Management fees                       29,579
Salaries                              22,589


6.   LEASE COMMITMENTS

     Land - Building Site
     --------------------
     The Partnership sold to and leased back from New England Life Pension Properties the land on which the Phase I building is located. The Partnership was committed to a sixty-year lease beginning February 20, 1985. The lease covers property of approximately one acre under the building. In addition, the partnership owned approximately one and one-half acres on which the parking lot is located. On October 9, 1996, the Partnership exercised its option to buy back the land and parking lot at the time the first mortgage was satisfied. The purchase price of the land and parking lot was $1,262,000. (See Note 8).

                     DECATUR TOWNCENTER ASSOCIATES, L.L.C.
                 (FORMERLY DECATUR TOWNCENTER ASSOCIATES, LTD.)
                         NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 9, 1996

7.   PURCHASE OF LAND AND RETIREMENT OF DEBT

     On October 9,1996 Decatur TownCenter Associates, L.L.C. entered into an agreement with New England Pension Properties to purchase the land on which the limited liability company's building is located and retire all debt owed to New England Pension Properties. The terms of the agreement were as follows:

          Accrued ground lease                        $  603,000    (See Note 11)
          Land                                         1,262,000
          Payment of indebtedness                      4,694,140    (See Note 11)
          Miscellaneous costs of acquisition              44,600
          Less:  Transfer tax credits                 (    1,262)
          Less:  Disbursement to other parties        (   41,000)
                                                      ----------

          Amount paid to New England
            Pension Properties                        $6,561,478
                                                      ==========

8.   NOTE PAYABLE - NATIONSBANK

     On October 9, 1996, Decatur TownCenter Associates, L.L.C. took out a note from NationsBank to finance the purchase of the Decatur TownCenter (Phase
     I) land, purchase the interest in Decatur TownCenter II Associates and to replace the NELP financing on Phase I building. The principal amount of the note is $12,650,000 and is secured by all of the real property and improvements of the Limited Liability Company, interest payments commence November 1, 1996 and continue through October 1, 1998. Principal and interest payments commence November 1, 1998 and continue to maturity. The maturing date of this note is September 10, 1999 with the extended maturity to September 10, 2000 or September 10, 2001 at the option of Decatur TownCenter Associates, L.L.C. The interest rate on this note is variable and calculated based on various indices at the election of Decatur TownCenter Associates, L.L.C.

9.   CAPITAL CONTRIBUTIONS

     On October 9, 1996, notes previously due to A. J. Land, Jr., Larry Kelly and Daniel Patillo as well as previously accrued interest were deemed to be contributions to the capital of Decatur TownCenter Associates, L.L.C.

                    Principal Value    Interest Accrued    Total Value of
      Member        Value of Note         on Note          Contribution
 --------------    ----------------   ------------------   ----------------
A. J. Land, Jr.        $224,718            $235,166          $459,884
Larry Kelly              52,604              55,049           107,653
Daniel Patillo          144,718             151,445           296,163
                   ----------------   ------------------   ----------------
Totals                 $422,040            $441,660          $863,700
                   ================   ==================   ================

                     DECATUR TOWNCENTER ASSOCIATES, L.L.C.
                 (FORMERLY DECATUR TOWNCENTER ASSOCIATES, LTD.)
                         NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 9, 1996




     Additionally, capital contributions were made by the new members of the Limited Liability Company as follows:

                               CONTRIBUTED
MEMBER                           CAPITAL
------                       ---------------
DTC Holdings, L.L.C.            $  600,000
Hampel & Lenz, Inc.              1,700,000
SHB III Partners                   700,000
Pine Hill Decatur, G.P.          1,400,000
                             ---------------
                                $4,400,000
                             ===============

     Total contributions to capital for the short year ended October 9, 1996 were $5,263,700.

10.  TECHNICAL TERMINATION DISTRIBUTION

     On October 9, 1996, Decatur TownCenter Associates, L.L.C. purchased the remaining interest in Decatur TownCenter II Associates from New England Pension Life Pension Properties IV. This caused a technical termination of the Joint Venture by operation of law. Decatur TownCenter Associates, L.L.C. succeeded to all the assets and liabilities of the terminated Joint Venture as the sole remaining Joint Venturer.

Cash                                        $   49,279
Prepaid expenses                                60,442
Accounts receivable                             79,419
Building and property                        9,344,993
Intangible assets                              339,259
Other operating assets                          66,666
Less other operating liabilities           (   359,526)
                                          ---------------
Total Investment in Assets of
    Decatur TownCenter, II
    Associates due to
    Technical Termination                   $9,580,532
                                          ===============

11.  EXTRAORDINARY INCOME - FORGIVENESS OF DEBT

     In conjunction with the purchase of land and retirement of debt held by New England Pension Properties, Decatur TownCenter Associates, L.L.C. recognized income from the forgiveness of debt.

                     DECATUR TOWNCENTER ASSOCIATES, L.L.C.
                 (FORMERLY DECATUR TOWNCENTER ASSOCIATES, LTD.)
                         NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 9, 1996


First Mortgage Payable                       $  5,825,000
Second Mortgage Payable                           633,076
Accrued Interest First Mortgage                    28,865
Accrued Interest Second Mortgage                  722,995
Accrued Ground Lease                            1,345,025
Less Ground Lease Paid                       (    603,000)
Less payment on First/Second Mortgage        (  4,694,140)
                                            ---------------

Extraordinary Income-Forgiveness of Debt     $  3,257,821
                                            ===============

12.  RENTALS UNDER OPERATING LEASES

     Minimum future rental income on noncancellable operating leases as of October 9, 1996 is:

                   Year Ending           Minimum Future
                   December 31              Rentals
                   -----------           --------------

                       1997                  $2,684,759
                       1998                   2,458,274
                       1999                   2,036,803
                       2000                   1,719,678
                       2001                   1,442,635
                       Thereafter             4,454,935
                                          -------------

                       Total              $  14,797,084
                                          -------------

13.  CONTINGENCY

          At December 31, 1995, the partnership was negotiating with New England Life Pension Properties to purchase the land and retire the debt to NELP. Had these negotiations been unsuccessful, NELP had the option to offer the property for sale at its sole discretion. The purchase of the land and the refinancing has alleviated this contingency.

                             FINANCIAL STATEMENTS
                                  INDEX NO. 3

                   Auditor's Report and Financial Statements

                     of Decatur TownCenter Associates, Ltd.

                                                                       Page #

Independent Auditor's Report of Duggan & Massey, P.C .....................

Balance Sheet - December 31, 1995 and 1994 ...............................

Statement of Income - For the Years Ended
  December 31, 1995, 1994 and 1993 .......................................

Statement of Changes in Partner's Capital - For the Years Ended
  December 31, 1995, 1994 and 1993 .......................................

Statement of Cash Flows - For the Years Ended
  December 31, 1995, 1994 and 1993 .......................................

Notes to Financial Statements ............................................

                      DECATUR TOWNCENTER ASSOCIATES, LTD.

                              FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994, AND 1993

              [LETTERHEAD OF DUGGAN & MASSEY, P.C. APPEARS HERE]


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


                                                      /s/ Duggan & Massey, PC

January 15, 1996

                      DECATUR TOWNCENTER ASSOCIATES, LTD.

                                BALANCE SHEETS

                                    ASSETS
                                    ------

                                                               December 31
                                                     ---------------------------------
                                                          1995               1994
                                                     --------------    ---------------
Current Assets
    Cash                                              $    101,091      $      15,024
    Accounts receivable - tenants (Net of
        allowance for doubtful accounts of
        $340 and $1,072)                                     8,422             20,376
    Accounts receivable - others                             9,810              3,955
    Prepaid expenses                                         2,826              1,860
                                                     --------------    ---------------
            Total Current Assets                           122,149             41,215
                                                     --------------    ---------------
Building and Improvements (Net of
    accumulated depreciation of
    $3,059,894 and $2,818,534)                           2,978,833          3,161,332
                                                     --------------    ---------------
Other Assets
    Loan costs (Net of accumulated
        amortization of $100,000 and
        $98,349)                                               -0-              1,650
    Commissions and procurement fees
        (Net of accumulated amortization of
        $141,934 and $89,770)                              123,638            156,906

Investment in Decatur TownCenter II
    Associates                                                   1                  1
                                                     --------------    ---------------
            Total Other Assets                             123,639            158,557
                                                     --------------    ---------------
            Total Assets                               $ 3,224,621        $ 3,361,104
                                                     ==============    ===============

                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

                                                                December 31
                                                      --------------------------------
                                                           1995              1994
                                                      --------------    --------------
Current Liabilities
  First mortgage payable                                $ 5,825,000       $ 5,825,000
  Second mortgage payable                                 1,055,116         1,055,116
  Accrued interest expense                                1,190,277           994,535
  Accrued ground rent expense                             1,189,250           988,250
  Accounts payable                                           42,200            40,356
  Rents received in advance                                   1,088             1,536
  Security deposit                                            1,964             1,964
                                                      --------------    --------------

      Total Current Liabilities                           9,304,895         8,906,757
                                                      --------------    --------------







Partners' Capital                                        (6,080,274)       (5,545,653)
                                                      --------------    --------------




      Total Liabilities and Partners' Capital           $ 3,224,621       $ 3,361,104
                                                      ==============    ==============


                See accompanying notes and accountant's report.

                      DECATUR TOWNCENTER ASSOCIATES LTD.
                             STATEMENTS OF INCOME

                                                                                   Years Ended
                                                                                   December 31

                                                           -----------------------------------------------------------
                                                               1995                1994                  1993
                                                           ----------------    -----------------    ------------------

Rental Income                                                  $ 1,143,642          $ 1,200,783           $ 1,080,745
                                                           ----------------    -----------------    ------------------
Expenses
    Advertising and promotion                                        3,433                4,480                   857
    Amortization                                                    65,084               69,133                58,240
    Bad debts                                                        9,524                 (530)                  620
    Depreciation                                                   230,092              224,828               213,102
    Donations                                                          100                  248                   120
    General building maintenance                                   112,535              104,466               100,522
    Ground rent                                                    201,000              201,000               201,000
    Insurance                                                       10,336                6,611                10,635
    Interest                                                       621,739              621,734               655,714
    Legal and accounting                                            11,717                9,762                 8,735
    Management fees and commissions                                 75,201               65,888                62,854
    Miscellaneous rental expense                                        -0-               1,337                   971
    Office                                                           5,355                5,324                 3,864
    Parking deck                                                    11,465               12,783                10,417
    Salary reimbursement                                            36,263               37,716                27,622
    Security                                                        21,208               18,599                17,501
    Taxes and licenses                                             142,618              123,490               131,827
    Utilities                                                      119,980              122,336               122,318
                                                           ----------------    -----------------    ------------------
            Total Expenses                                       1,677,650            1,629,205             1,626,919
                                                           ----------------    -----------------    ------------------
            Operating Loss                                        (534,008)            (428,422)             (546,174)
                                                           ----------------    -----------------    ------------------
Other Income and Expenses
    Interest income                                                    307                  845                 3,956
    Penalty                                                           (920)                  -0-                   -0-
                                                           ----------------    -----------------    ------------------
      Total Other Income and Expenses                                 (613)                 845                 3,956
                                                           ----------------    -----------------    ------------------

            Net Loss                                           $  (534,621)         $  (427,577)          $  (542,218)
                                                           ================    =================    ==================

                See accompanying notes and accountant's report.

                      DECATUR TOWNCENTER ASSOCIATES LTD.
                         STATEMENTS OF PARTNERS' CAPITAL


                                                                        Years Ended
                                                                        December 31
                                                  -----------------------------------------------------
                                                       1995                1994               1993
                                                  --------------      --------------     --------------


Balance, beginning of period                       $ (5,545,653)       $ (5,118,076)      $ (4,575,858)


Net loss for the period                                (534,621)           (427,577)          (542,218)
                                                  --------------      --------------     --------------


Balance, end of period                             $ (6,080,274)       $ (5,545,653)      $ (5,118,076)
                                                  ==============      ==============     ==============

                      DECATUR TOWNCENTER ASSOCIATES LTD.
                           STATEMENTS OF CASH FLOWS

                                                                          Years Ended
                                                                          December 31
                                                          ------------------------------------------
                                                              1995           1994           1993
                                                          ------------   ------------   ------------
Cash Flows From Operating Activities:
  Net loss                                                $  (534,621)   $  (427,577)   $  (542,218)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Depreciation and amortization                           295,176        293,961        271,342
      (Increase) Decrease in assets:
         Accounts receivable - tenants                         11,954         10,072        (11,785)
         Accounts receivable - others                          (5,855)        (3,955)         6,965
         Prepaid expenses                                        (966)           722         11,578
      Increase (Decrease) in Liabilities:
         Accounts payable and accrued
           liabilities                                        398,586        238,464        265,679
         Rents received in advance                               (448)        (4,964)         6,500
                                                          ------------   ------------   ------------

             Net cash provided by
               operating activities                           163,826        106,723          8,061

Cash Flows From Investing Activities:
  Capital expenditures                                        (77,759)      (155,176)      (294,623)
                                                          ------------   ------------   ------------

Net increase (decrease) in cash and
  cash equivalents                                             86,067        (48,453)      (286,562)

Cash and cash equivalents at beginning
  of year                                                      15,024         63,477        350,039
                                                          ------------   ------------   ------------

Cash and cash equivalents at end of year                  $   101,091    $    15,024    $    63,477
                                                          ============   ============   ============



Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                  $   425,996    $   577,822    $   599,154
                                                          ============   ============   ============




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

                      DECATUR TOWNCENTER ASSOCIATES, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


2.    BUILDING AND IMPROVEMENTS

     The investment in building and improvements consists of the following:


                                           December 31
                                   ---------------------------
                                       1995            1994
                                   ------------     ----------

Construction period interest
    and taxes                      $   338,060   $    338,060
Building                             3,863,063      3,863,063
Landscape and lobby                    116,102        116,102
Furniture and equipment                  9,067          9,067
Tenant and capital improvements      1,712,435      1,653,574
Less:  accumulated depreciation     (3,059,894)   ( 2,818,534)
                                   -----------   ------------

Total Building and Improvements    $ 2,978,833   $  3,161,332
                                   ===========   ============

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

     Amounts involving related parties are summarized as follows:

                                  1995      1994      1993
                                --------  --------  --------

Accounts receivable              $10,149  $ 3,955  $    -0-
Accounts payable                  25,355    1,416    34,149
Capital improvements                 -0-    4,996    21,789
Construction-tenant finishes      46,076   89,273   119,978
Entertainment                        -0-      -0-        14
General maintenance               34,923   10,556     4,919
Interest expense                  50,646   50,646    50,646
Lease buy-outs                       -0-   26,637   122,024
Commissions                       34,912   26,022    22,609
Management fees                   33,361   35,743    38,453
Salaries                          36,392   37,716    27,622


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

     Minimum future rental payments are as follows:

                      1996                    $  201,000
                      1997                       201,000
                      1998                       201,000
                      1999                       201,000
                      2000                       201,000
                      Thereafter               8,877,500
                                              ----------

                      Total Minimum Future
                        Rental Payments       $9,882,500
                                              ----------

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

                      DECATUR TOWNCENTER ASSOCIATES, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



8.  RENTALS UNDER OPERATING LEASES

     Minimum future rental income on noncancellable operating leases as of December 31, 1995 is:

                          Year Ending  Minimum Future
                          December 31     Rentals
                          -----------  --------------

                         1996               $  844,474
                         1997                  720,270
                         1998                  514,765
                         1999                  357,896
                         2000                  170,415
                         Thereafter             12,254
                                            ----------

                         Total              $2,620,074
                                            ----------

9.  CONTINGENCY

    The Partnership is negotiating with New England Life Pension Properties to purchase the land and retire the debt in Decatur TownCenter Associates, Ltd. If these negotiations are unsuccessful, New England Life Pension Properties has the option to offer the property for sale at its sole discretion as granted in the amended ground lease dated February 19, 1995.

                             FINANCIAL STATEMENTS
                                  INDEX NO. 4

                   Auditor's Report and Financial Statements

                of M.O.R. XVIII Associates Limited Partnership
            (referred to elsewhere herein as Rivers Corporate Park)

                                                                        Page #

Independent Auditor's Report of Wolpoff & Company..........................

Balance Sheet - December 31, 1996 and 1995 ................................

Statement of Income - For the Years Ended
  December 31, 1996, 1995 and 1994 ........................................

Statement of Partners' Capital - For the Years Ended
  December 31, 1996, 1995 and 1994 ........................................

Statement of Cash Flows - For the Years Ended
  December 31, 1996, 1995 and 1994 ........................................

Notes to Financial Statements .............................................

                   M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP

                                FINANCIAL REPORT

                                DECEMBER 31, 1996

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                 -------------------------------------------

                                   CONTENTS
                                   --------

                               DECEMBER 31, 1996
                               -----------------


ACCOUNTANT'S REVIEW REPORT                                                 1

FINANCIAL STATEMENTS

    Balance Sheet                                                        2 - 3

    Statement of Income                                                    4

    Statement of Partners' Capital                                         5

    Statement of Cash Flows                                              6 - 7

    Notes to Financial Statements                                        8 - 11


ACCOUNTANT'S REPORT ON SUPPLEMENTARY INFORMATION                          12

SUPPLEMENTARY INFORMATION

    Schedule of Changes in Partners' Capital - Income Tax Basis           13

    Supplemental Ground Rent                                              14

To the Partners
M.O.R. XVIII Associates Limited Partnership
Columbia, Maryland

We have reviewed the balance sheet of M.O.R. XVIII Associates Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, partners' capital, and cash flows for the three years ended December 31, 1996, 1995 and 1994, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of M.O.R. XVIII Associates Limited Partnership.

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



                                                   WOLPOFF & COMPANY, LLP


Baltimore, Maryland
January 20, 1997

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                                 BALANCE SHEET
                                 -------------

                                    ASSETS
                                    ------



                                                                      December 31,
                                                               ------------------------------
                                                                   1996             1995
                                                               ------------------------------
PROPERTY AT COSTS - Notes 1 and 2
    Land, 5.3 Acres (11 Acres are Leased - See Note 5)        $   762,452         $   762,452
    Building No. 1                                              2,449,170           2,449,170
    Tenant Improvements                                         1,138,724           1,138,724
    Construction in Progress - Building No. 2                   2,597,015             227,713
    Deffered Costs                                                620,740             403,059
                                                              -----------         -----------
                                                                7,568,101           4,981,118
    Less Accumulated Depreciation and Amortization             (1,316,878)         (1,250,349)
                                                              -----------         -----------
       PROPERTY, NET                                            6,251,223           3,730,769
                                                              -----------         -----------
OTHER ASSETS
    Cash and Cash Equivalents - Note 1                                  0               1,494
    Restricted Funds                                               47,199             152,556
    Receivables from Tenant
      Rent and Expense Reimbursements                             134,952                   0
      Deferred Rent Receivable - Notes 1 and 4                          0             644,037
    Receivable, Affiliates - Note 3                                40,512              40,512
    Receivable, Partner                                                 0             150,000
    Prepaid Taxes                                                   6,573                   0
                                                              -----------         -----------
       TOTAL OTHER ASSETS                                         229,236             988,599
                                                              -----------         -----------
                                                              $ 6,480,459         $ 4,719,368
                                                              ===========         ===========

____________________
See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                               BALANCE SHEET
                               -------------

                       LIABILITIES AND PARTNERS' CAPITAL
                      ---------------------------------




                                                                        December 31,
                                                               ------------------------------
                                                                   1996             1995
                                                               ------------------------------
LIABILITIES
    Mortgage Payable - Note 2                                 $ 4,000,000         $ 4,000,000
    Construction Mortgage Payable - Note 2                      1,793,887                   0
    Accrued Interest Payable                                       65,531              38,333
    Tenant Security Deposits                                       43,161              43,161
    Payable, Affiliates - Note 3                                  585,924             360,261
    Accounts Payable and Accrued Expenses                         951,093               1,271
                                                              -----------         -----------
        TOTAL LIABILITIES                                       7,439,596           4,443,026

COMMITMENTS AND CONTINGENCY - Note 5

PARTNERS' CAPITAL - Note 1                                       (959,137)            276,342
                                                              -----------         -----------
                                                              $ 6,480,459         $ 4,719,368
                                                              ===========         ===========


____________________

See Accountants' Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                              STATEMENT OF INCOME
                              -------------------



                                                                                      Year Ended December 31,
                                                                             --------------------------------------------
                                                                                 1996            1995             1994
                                                                             ------------    --------------    -----------
REVENUE - Notes 1 and 4
    Rental Income                                                            $  677,374        $  677,374      $  677,374
    Interest and Other Income                                                    15,563             4,072          22,808
                                                                             ----------        ----------      ----------
         TOTAL REVENUE                                                          692,937           681,446         700,182
                                                                             ----------        ----------      ----------
EXPENSES - Note 4
    General and Administrative                                                      409             7,342           4,449
    Property Taxes                                                                6,602             9,751          10,194
    Legal and Accounting                                                         15,560             3,700           3,818
    Management Fees - Note 3                                                     19,045            19,232           5,266
    Bad Debt - Note 4                                                           668,335                 0               0
                                                                             ----------        ----------      ----------
         TOTAL EXPENSES                                                         709,951            40,025          23,727
                                                                             ----------        ----------      ----------
OPERATING INCOME                                                                (17,014)          641,421         676,455
                                                                             ----------        ----------      ----------
MORTGAGE INTEREST AND GROUND RENT
    Interest on Permanent Mortgage - Note 2                                     380,000           460,000         460,000
    Land Mortgage Interest                                                            0                 0          68,944
    Ground Rent - Note 5                                                        105,822           154,538         126,500
                                                                             ----------        ----------      ----------
                                                                                485,822           614,538         655,444
                                                                             ----------        ----------      ----------

INCOME (LOSS) BEFORE DEPRECIATION                                              (502,836)           26,883          21,011

DEPRECIATION AND AMORTIZATION                                                   (66,529)          (74,666)        (81,324)
                                                                             ----------        ----------      ----------
NET LOSS - Notes 1 and 6                                                     $ (569,365)       $  (47,783)     $  (60,313)
                                                                             ==========        ==========      ==========

____________________

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                      STATEMENT OF PARTNERS' CAPITAL
                      ------------------------------



                                                                                      Year Ended December 31,
                                                                             --------------------------------------------
                                                                                 1996            1995             1994
                                                                             ------------    --------------    -----------
CAPITAL CONTRIBUTIONS
    Prior Years                                                              $ 1,489,546       $ 1,489,546     $   414,406
    Current Year                                                                 220,626                 0       1,075,140
                                                                             -----------       -----------     -----------
                                                                               1,710,172         1,489,546       1,489,546
                                                                             -----------       -----------     -----------
DISTRIBUTIONS
    Prior Years                                                                 (788,241)         (788,241)       (788,241)
    Current Year                                                                (886,740)                0               0
                                                                             -----------       -----------     -----------
                                                                              (1,674,981)         (788,241)       (788,241)
                                                                             -----------       -----------     -----------
ACCUMULATED LOSSES
    Prior Years                                                                 (424,963)         (377,180)       (316,867)
    Current Year                                                                (569,365)          (47,783)        (60,313)
                                                                             -----------       -----------     -----------
                                                                                (994,328)         (424,963)       (377,180)
                                                                             -----------       -----------     -----------
TOTAL PARTNERS' CAPITAL (DEFICIT)                                            $  (959,137)       $  276,342     $   324,125
                                                                             ===========       ===========     ===========



____________________

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------



                                                                                      Year Ended December 31,
                                                                             --------------------------------------------
                                                                                 1996            1995             1994
                                                                             ------------    --------------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                 $  (569,365)      $  (47,783)     $   (60,313)
                                                                             -----------       ----------      -----------
    Adjustments to Reconcile Net Loss
     to Net Cash Provided (Used) by Operating Activities
        Depreciation and Amortization                                             66,529           74,666           81,324
        Change in Accounts Payable and Accrued Expenses                           27,169            1,271         (192,363)
        Change in Prepaid Expenses                                                (6,573)          20,625                0
        Change in Receivables from Tenant                                        509,085          (22,519)        (149,901)
        Increase in Receivables, Affiliates                                            0                0          (25,286)
        Change in Restricted Funds                                               105,357           (6,983)            (842)
                                                                             -----------       ----------      -----------
           Total Adjustments                                                     701,567           67,060         (287,068)
                                                                             -----------       ----------      -----------
             Net Cash Provided (Used) by Operating Activities                    132,202           19,277         (347,381)
                                                                             -----------       ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Construction Costs, Net of Accounts Payable                               (1,419,451)               0                0
    Change in Receivable, Affiliates                                                   0                0          (15,226)
    Leasing Commissions                                                         (217,681)               0                0
    Change in Receivable, Partner                                                150,000                0                0
                                                                             -----------       ----------      -----------
           Net Cash Used by Investing Activites                               (1,487,132)               0          (15,226)
                                                                             -----------       ----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in Payable, Affiliates                                                225,663          (19,347)         379,608
    Capital Contributions                                                        220,626                0                0
    Principal Payments on Land Mortgage                                                0                0          (18,080)
    Distributions to Partners                                                   (886,740)               0                0
    Proceeds from Construction Loan                                            1,793,887                0                0
                                                                             -----------       ----------      -----------

           Net Cash Provided (Used) by Financing Activities                    1,353,436          (19,347)         361,528
                                                                             -----------       ----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (1,494)             (70)          (1,079)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       1,494            1,564            2,643
                                                                             -----------       ----------      -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                       $         0       $    1,494      $     1,564
                                                                             ===========       ==========      ===========



*Reclassified to conform to current year's presentation.

                                  (Continued)
____________________

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------


                                                              Year Ended December 31,
                                                    -------------------------------------------
                                                       1996           1995            1994
                                                    -------------------------------------------

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
     Cash Paid During the Year for Interest
        Expensed                                    $   458,625     $   539,244    $     539,244
        Capitalized                                 $    10,759     $         0    $           0
                                                    ===========     ===========    =============
SUPPLEMENTAL SCHEDULE OF
  NONCASH FINANCING ACTIVITIES:
     Assumption of Land Mortgage by Partners        $         0     $         0    $   1,075,140
                                                    ===========     ===========    =============





____________________

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                 -------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1996
                               -----------------

Note 1  -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Organization
             ------------
             M.O.R. XVIII Associates Limited Partnership (the Partnership) was formed in 1982 pursuant to an agreement under the Maryland Uniform Limited Partnership Act.

             Property
             --------
             The Partnership owns a leasehold interest in a 75,000-square-foot office/warehouse building (Building #1) in Columbia (Howard County), Maryland. See Note 5 regarding the related land lease. The development of the property, which is 100% leased to Crop Genetics International Corporation (see Note 4), was completed and operations commenced in February 1984.

             During 1996, the Partnership constructed a building containing 35,000 square feet of leasable space on 5.3 acres of land adjacent to Building #1. The building is 100% leased GTS/Duratek and became operational in January 1997.

             Carrying costs and expenses incurred during the construction of Building #2 were capitalized and included in construction in progress.

             Depreciation
             ------------
             Building and improvement costs are being depreciated using the straight-line method over the estimated useful life of 50 years.

             Amortization
             ------------
             Various deferred costs are being amortized as follows:



                                                               Amortization
                                         Amount                    Period
                                         ------                -------------
                 Leasing Costs         $ 345,216                3 - 10 Years
                 Mortgage Costs          258,785                4 - 10 Years
                 Organization Costs       16,739*                  5 Years
                                       ---------
                                       $ 620,740
                                       =========





                 *Fully amortized.


             Rental Income
             -------------
             Rental income is recognized on a straight-line basis over the term of the lease. The excess of resulting rental income over the rent stipulated in the lease is reflected as deferred rent receivable.

             Cash and Cash Equivalents
             --------------------------
             The Partnership considers all highly liquid debt instruments purchased with a maturity of 3 months or less to be cash equivalents.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  -----------------------------------------

                              DECEMBER 31, 1996
                              -----------------


Note 1  -    Income Taxes
             ------------
(Cont.)      Partnerships, as such, are not subject to income taxes. The partners are required to report their respective shares of partnership income or loss on their respective income tax returns
             (see Note 6).

             Use of Estimates
             ----------------
             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

Note 2  -    DEBT SERVICE

             Mortgage Financing - Building No. 1
             -----------------------------------
             On March 28, 1984, the Partnership obtained permanent financing on the leasehold interest from New England Life Pension Properties in the amount of $4,000,000. Pertinent terms of the mortgage are as follows:

                   Mortgage Amount                          $4,000,000
                   Date Settled                               3/28/84
                   Interest Rate                                9.5%
                   Total Annual Payments (Interest Only)      $380,000
                   Term                                    December 31, 1997


             An agreement in principle was reached with the mortgagor that effective January 1, 1996, the loan was amended to reduce the interest rate to 9.5% from 11.5%, reduce interest only payments to $380,000 from $460,000, and extend the maturity date from March 1994 to December 1997. These financial statements have incorporated the amended terms. The amended terms remain in effect through December 31, 1997.

             Construction Mortgage - Building No. 2
             --------------------------------------
             In September 1996, the Partnership obtained a construction loan commitment in the amount of $3,075,000 from First Union National Bank of Maryland for Building #2. The building has been leased to GTS/Duratek which occupied the building in January 1997. During the construction period, interest only is payable monthly at the LIBOR rate plus 225 basis points. Principal payments begin upon completion of tenant improvements and are based on a 20-year amortization. The Partnership is required to make additional principal payments annually equal to the net cash flow of the property.

             The loan is personally guaranteed by certain partners of MRU Limited Partnership.

Note 3  -    RELATED PARTY TRANSACTIONS

             Management Fees
             ---------------
             The Partnership has entered into an agreement with Manekin Corporation, an affiliated entity, to act as management agent for the property. The management agreement provides for management fees equal to 3% of rent and tenant expense billings collected. Management fees totaled $19,045, $19,232 and $5,266 in 1996, 1995 and 1994, respectively.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  -----------------------------------------

                              DECEMBER 31, 1996
                              -----------------


Note 3  -    Payable, Affiliates
             -------------------
(Cont.)      The Partnership participates in a central disbursing cash account with various entities affiliated with the Partnership. As of December 31, 1996 and 1995, funds used by the Partnership in excess of the Partnership's cash balance amounted to $585,924 and $360,261, respectively, and is reflected as payable, affiliates.
             The funds bear interest at the applicable federal rate.

             Receivable, Affiliates
             ----------------------
             As of December 31, 1996 and 1995, the Partnership had amounts due from various affiliated entities totaling $40,512.

             Construction Contracts

             During 1996, the Partnership entered into contracts with Manekin Corporation, an affiliated entity, a company controlled by the partners of MRU Limited Partnership, for the construction of a 35,000 square foot building and related tenant improvements. The contracts amounted to approximately $2,286,000. As of December 31, 1996, $949,851 was payable to Manekin Corporation and is included in accounts payable.

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

             During 1996, Crop Genetics filed for Bankruptcy under Chapter 11. In December 1996, the company sold its assets to Thermotrilogy Corporation. The Partnership is currently negotiating the lease terms with Thermotrilogy Corporation. The Partnership does not anticipate collecting receivables from Crop Genetics in the amount of $668,335.

             GTS/Duratek entered into a lease for building No. 2 effective January 1, 1997. The lease is for a ten year period for an average annual rent of $438,866. Future minimum rents to be received under the noncancellable term of the lease are as follows:


                                      1997       $   424,548
                                      1998           424,548
                                      1999           424,548
                                      2000           424,548
                                      2001           424,548
                                Thereafter         2,704,788

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  -----------------------------------------

                              DECEMBER 31, 1996
                              -----------------



Note 5  -    LAND SALE AND LEASEBACK

             On March 28, 1984, the Partnership entered into a sale-leaseback agreement through December 31, 1995, with New England Life Pension Properties (a real estate limited partnership). Pursuant to this agreement, the Partnership sold 11 acres of land for $1,100,000 in exchange for a 60-year net leasehold interest in the land. The annual rent is $126,500 plus 50% of all gross revenues as defined in excess of $597,000. An agreement in principle was reached with the land lessor whereby, effective January 1, 1996, the annual rent was reduced to $104,500 plus 80% of all gross revenues in excess of $597,000. These financial statements incorporate the amended terms. Effective January 1997, the additional rent is adjusted to 80% of revenues greater than $508,095. Additional ground rent in the amount of $1,322 and $28,038 was incurred for 1996 and 1995, respectively. No additional ground rent was incurred in 1994.

Note 6  -    TAX ACCOUNTING

             The taxable loss of the Partnership differs from financial reporting as follows:





                                                Current          Prior
                                                  Year           Years            Total
                                              -----------     -----------       ------------
              Net Loss as Reported            $ (569,365)     $  (424,963)      $   (994,328)
              Depreciation Adjustments          (155,473)      (1,779,595)        (1,935,068)
              Amortization of
                 Interest and Taxes                    0         (269,005)          (269,005)
              Capitalized Interest and
                 Taxes on Undeveloped Land             0           98,316             98,316
              Deferred Rent                      644,037         (644,037)                 0
              Prepaid Taxes                       (6,753)               0             (6,753)
                                              -----------     -----------       ------------
              Taxable Loss                    $  (87,554)     $(3,019,284)       $(3,106,838)


To the Partners
M.O.R. XVIII Associates Limited Partnership
Columbia, Maryland


                ACCOUNTANT'S REPORT ON SUPPLEMENTARY INFORMATION
                ------------------------------------------------

The accompanying supplementary information contained on pages 13 and 14 is presented for purposes of additional analysis. Such information has not been subjected to the same inquiries and analytical procedures applied in the review of the basic financial statements, but has been compiled from information that is the representation of the management of M.O.R. XVIII Associates Limited Partnership, without audit or review. Accordingly, we do not express an opinion or any other form of assurance on such supplementary information.

                                                          WOLPOFF & COMPANY, LLP

Baltimore, Maryland
January 20, 1997

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

          SCHEDULE OF CHANGES IN PARTNERS' CAPITAL - INCOME TAX BASIS
          -----------------------------------------------------------

                         YEAR ENDED DECEMBER 31, 1996
                         ----------------------------




                                         Partners'                                                   Partners'
                            Partners'    Capital                                                      Capital
                            Ownership    (Deficit)         Capital                       Current      (Deficit)
                            Percentage   12/31/95        Contribution   Distributions   Year Loss      12/31/96
                            -----------  --------        ------------   -------------   ---------     ------------
GENERAL PARTNER
 RA & DM, Inc.                   1.00%     $    (38,154)    $   2,206     $   (8,867)    $    (875)    $    (45,690)

LIMITED PARTNER
 MRU Limited Partnership        99.00%       (2,269,577)      218,420       (877,873)      (86,679)      (3,015,709)
                               ------      ------------     ---------     ----------     ---------     ------------
                               100.00%     $ (2,307,731)    $ 220,626     $ (886,740)    $ (87,554)    $ (3,061,399)
                               ======      ============     ==========    ==========     =========     ============


__________

See Accountant's Review Report on Supplementary Information.

                                   MOR XVIII
                                   ---------

                           SUPPLEMENTAL GROUND RENT
                           ------------------------

                               DECEMBER 31, 1996
                               -----------------


                                                         1996         1995         1994
                                                    -----------  -----------  -----------
Rental Income                                       $   677,374  $   677,374  $   677,374
                                                    -----------  -----------  -----------
Deferred Rent Receivable
   Current Year                                        (668,336)    (644,037)    (619,738)
   Prior Year                                           644,037      619,738      471,557
                                                    -----------  -----------  -----------
                                                        (24,299)     (24,299)    (148,181)
                                                    -----------  -----------  -----------
Rent Receivable
   Current Year                                         (54,423)           0            0
   Prior Year                                                 0            0            0
                                                    -----------  -----------  -----------
                                                        (54,423)           0            0
                                                    -----------  -----------  -----------
Net Rent                                                598,652      653,075      529,193

Base Rent                                               597,000      597,000      597,000
                                                    -----------  -----------  -----------

Excess Net Rent Over Base Rent                            1,652       56,075      (67,807)

Supplemental Ground Rent Rate                              80.0%        50.0%        50.0%
                                                    -----------  -----------  -----------

Supplemental Ground Rent                            $     1,322  $    28,038  $         0
                                                    ===========  ===========  ===========



__________

See Accountant's Review Report on Supplementary Information.

                               EXHIBIT INDEX
                               -------------

EXHIBIT NO.                      EXHIBIT                            PAGE NO.
----------                       -------                            --------
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

  ------------------------------------------------------
* Previously filed and incorporated herein by reference.

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

10K.            Promissory Note dated February 20, 1985, in the         *
                principal amount of $5,825,000 from the Registrant
                to Decatur Town Center Associates, Ltd.

10L.            Ground Lease dated February 20, 1985 between            *
                the Registrant and Decatur Town Center Associates,
                Ltd.

10M.            First Consolidated Amendatory Agreement dated           *
                December 29, 1988 by and between Decatur
                TownCenter Associates, Ltd. and the Registrant.

  ------------------------------------------------------
* Previously filed and incorporated herein by reference.

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

  ------------------------------------------------------
* Previously filed and incorporated herein by reference.

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

  ------------------------------------------------------
* Previously filed and incorporated herein by reference.

                               EXHIBIT INDEX
                               -------------

Exhibit Number                                                     Page Number
--------------                                                     -----------
10CC.           Fee Transfer and Lien Release Agreement dated           *
                June 1, 1994 by and between New England Life
                Pension  Properties, A Real Estate Limited
                Partnership.  a Massachusetts limited partnership
                and 5141 E. Santa Ana Property  Company, a
                California Limited Partnership.

10DD.           Construction Loan Agreement dated January 1, 1995       *
                by and between Willows Concord Venture, A
                California Limited Partnership as Borrower, and
                New England Life Pension Properties; A Real
                Estate Limited Partnership as Lender.

10EE.           Second Amendment to Promissory Note dated as of         *
                February 19, 1995 between the Registrant and
                Decatur TownCenter Associates, Ltd. ("Decatur").

10FF.           Second Amendment to Ground Lease dated as of            *
                February 19, 1995 between the Registrant and
                Decatur.

10GG.           Second Amendment to First Consolidated Amendatory       *
                Agreement dated as of February 19, 1995 between the
                Registrant and Decatur.

10HH.           Third Amendment to Participation Agreement dated as     *
                of February 19, 1995 among the Registrant, A.J.
                Land, Jr., David B. Pattillo and Lawrence P. Kelly.

  ------------------------------------------------------
* Previously filed and incorporated herein by reference.

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

                                NEW ENGLAND LIFE PENSION PROPERTIES;
                                A REAL ESTATE LIMITED PARTNERSHIP



Date:  March 31, 1997           By:    /s/ Joseph W. O'Connor
                                       ----------------------
                                       Joseph W. O'Connor
                                       President of the
                                       General Partner



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title                   Date
     ---------                          -----                  ----

                                President, Principal
                                Executive Officer and
                                Director of the
 /s/  Joseph W. O'Connor        General Partner                 March 31, 1997
------------------------
      Joseph W. O'Connor

                                Principal Financial and
                                Accounting Officer of the
 /s/  Daniel C. Mackowiak       General Partner                 March 31, 1997
-------------------------
      Daniel C. Mackowiak

                                Director of the
 /s/  Daniel J. Coughlin        General Partner                 March 31, 1997
------------------------
      Daniel J. Coughlin

                                Director of the
 /s/  James J. Finnegan         General Partner                 March 31, 1997
-----------------------
      James J. Finnegan