Form 10-Q
period 1997-03-31
NEW ENGLAND LIFE PENSION PROPERTIES
filed 1997-05-12
CIK 711417

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     --------------------------------------------------------------------

For Quarter Ended March 31, 1997               Commission File Number 0-11884


                     NEW ENGLAND LIFE PENSION PROPERTIES;
                       A REAL ESTATE LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)



       Massachusetts                                 04-2774875
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

       225 Franklin Street, 25th Fl.
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

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1997

                                     PART I

                              FINANCIAL INFORMATION
                             -----------------------

BALANCE SHEET
(Unaudited)

                                         March 31, 1997   December 31,1996
                                         --------------   -----------------
ASSETS
Real estate investments:
      Ground leases and mortgage loans,
           net                              $ 4,761,213     $ 4,722,880
      Property, net                           5,531,184       5,588,459
      Deferred leasing costs and
           other assets, net                    275,283         269,876
                                            -----------     -----------
                                             10,567,680      10,581,215


Cash and cash equivalents                     2,392,976       2,300,885
Short-term investments                          546,313         498,869
Interest, rent and other receivables              8,013          50,452
                                            -----------     -----------
                                            $13,514,982     $13,431,421
                                            ===========     ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $   409,654     $   437,083
Deferred disposition fees                       654,543         654,543
                                            -----------     -----------
Total liabilities                             1,064,197       1,091,626
                                            -----------     -----------

Partners' capital:
      Limited partners ($360.00 per
        unit; 30,000 units authorized,
        issued and outstanding)              12,404,591      12,294,711
      General partner                            46,194          45,084
                                            -----------     -----------
Total partners' capital                      12,450,785      12,339,795
                                            -----------     -----------

                                            $13,514,982     $13,431,421
                                            ===========     ===========

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                           Quarter Ended March 31,
                                             1997           1996
                                            ------         ------
INVESTMENT ACTIVITY

Property rentals                         $ 240,543      $ 191,362
Property operating expenses                (72,667)       (86,004)
Depreciation and amortization              (63,018)       (52,117)
                                         ---------      ---------
                                           104,858         53,241

Ground rentals and interest on
        mortgage loans                          --        306,625
                                         ---------      ---------

        Total real estate activity         104,858        359,866

Interest on cash equivalents
        and short term investments          33,957         27,575
                                         ---------      ---------
        Total investment activity          138,815        387,441
                                         ---------      ---------

PORTFOLIO EXPENSES

Management fee                                  --         28,681
General and administrative                  27,825         27,265
                                         ---------      ---------
                                            27,825         55,946
                                         ---------      ---------

Net Income                               $ 110,990      $ 331,495
                                         =========      =========

Net income per limited partnership
        unit                             $    3.66      $   10.94
                                         =========      =========

Cash distributions per
     limited partnership unit            $      --      $    8.20
                                         =========      =========

Number of limited partnership
       units outstanding during the
       period                               30,000         30,000
                                         =========      =========

                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(Unaudited)

                              Quarter Ended March 31,
                           1997                         1996
                  ----------------------      -------------------------

                   General      Limited        General         Limited
                   Partner     Partners        Partner        Partners
                  ---------    ---------      ---------       ---------

Balance at
beginning of
period            $  45,084   $ 12,294,711    $  50,874      $ 18,467,706


Cash
distributions           --             --        (2,485)         (246,000)


Net income            1,110        109,880        3,315           328,180
                  ---------    -----------     --------      ------------

Balance at
end of period     $  46,194   $ 12,404,591    $  51,704      $ 18,549,886
                  =========   ============    =========      ============

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                                     Quarter Ended March 31,
                                                -------------------------------
                                                     1997              1996
                                                  -----------      -----------

Net cash provided by operating activities         $   144,011      $   161,526
                                                  -----------      -----------
Cash flows from investing activities:
      Capital expenditures on owned property           (4,476)          (5,598)
      (Increase) decrease in short-term
           investments, net                           (47,444)         114,550
                                                  -----------      -----------
                Net cash(used in) provided by
                investing activities                  (51,920)         108,952
                                                  -----------      -----------

Cash flows from financing activity:
      Distributions to partners                            --         (248,485)
                                                  -----------      -----------

                Net increase in
                cash and cash equivalents              92,091           21,993

Cash and cash equivalents:
      Beginning of period                           2,300,885        1,204,043
                                                  -----------      -----------

      End of period                               $ 2,392,976      $ 1,226,036
                                                  ===========      ===========

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1997 and December 31, 1996 and the results of its operations, its cash flows and changes in partners' capital for the interim periods ended March 31, 1997 and 1996. These adjustments are of a normal recurring nature.

      See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

      New England Life Pension Properties; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from Federal income tax. The Partnership commenced operations in June, 1983 and acquired six real estate investments through 1985, four of which have been sold as of March 31, 1997. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the general partner could extend the investment period if it is in the best interest of the limited partners.

NOTE 2 - INVESTMENTS IN GROUND LEASES AND MORTGAGE LOANS
--------------------------------------------------------

      Decatur TownCenter was sold on October 10, 1996 for a price which approximated the Partnership's carrying value, as previously adjusted for valuation allowances.

      In September 1996, the sole tenant at Rivers Corporate Park filed for Chapter 11 bankruptcy protection. The Partnership's ground lessee is negotiating with the tenant to settle amounts due under the tenant's lease. The Partnership has not received ground rent payments or interest payments on the mortgage loan since the bankruptcy filing, and believes that a portion of the mortgage amount may not be collected.

      In October 1996, the Partnership reached an agreement in principle with the borrower on the Rivers Corporate Park mortgage loan which had matured in 1994, whereby the maturity date will be extended to December 1997. In addition, the fixed interest and ground rental payments will be reduced, but the Partnership's rate of participation in revenue from the underlying property will be increased. These changes will be retroactive to January 1, 1996; however, any adjustment to amounts previously recognized by the Partnership is expected to be insignificant. Further, the Partnership will be able to cause a sale of the property.

      The mortgage loan on Rivers Corporate Park is impaired, as were the mortgage loans on Decatur TownCenter. Accordingly, a valuation allowance has been established to adjust the carrying value of each loan to its estimated fair market value less anticipated costs of sale. The activity in the valuation allowance during 1996 and 1997, together with the related recorded and carrying values of the impaired mortgage loans at the beginning and end of the respective periods, are as follows:

                                     Recorded        Valuation         Carrying
                                       Value         Allowance           Value
                                    -----------     -----------       ----------
Balance at January 1, 1996         $   6,781,928   $  (2,340,000)   $   4,441,928
                                   =============   =============    =============

Balance at March 31, 1996          $   6,781,928   $  (2,340,000)   $   4,441,928
                                   =============                    =============

Reduction in estimated fair
 market value of collateral, net                          (9,592)

Additional impaired loan                                (400,000)

Sale of collateral                                     2,349,592
                                                   -------------

Balance at December 31, 1996       $   4,000,000   $    (400,000)   $   3,600,000
                                   =============   =============    =============

Balance at March 31, 1997          $   4,038,333   $    (400,000)   $   3,638,333
                                   =============   =============    =============

The average recorded value of the impaired mortgage loans did not differ materially from the balance at the end of the quarterly periods.

NOTE 3 - SUBSEQUENT EVENT
-------------------------

The general partner decided not to make a quarterly distribution of cash flow from operations related to the first quarter of 1997. The uncertainty as to cash flow from Rivers Corporate Park due to the bankruptcy of the sole tenant has warranted an increase in working capital reserves.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

      The Partnership completed its offering of units of limited partnership interest in June, 1983. A total of 30,000 units were sold. The Partnership received proceeds of $27,253,251, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments; four investments have been sold, one in each of 1985, 1991, 1994 and 1996. As a result of these sales and similar transactions, capital of $19,200,000 ($640 per limited partnership unit) has been returned to the limited partners.

      At March 31, 1997, the Partnership had $2,939,289 in cash, cash equivalents and short-term investments which is primarily being retained as working capital reserves. The Partnership also has a commitment to fund the balance of its share of the renovation of the Willows Shopping Center, which approximates $316,000. As a result of the bankruptcy of the sole tenant at Rivers Corporate Park and the uncertainty as to future cash flow from this investment, the general partner determined that it is prudent to augment working capital reserves. Accordingly, no distribution of cash from operations was made relating to the first quarter of 1997 or the fourth quarter of 1996. Distributions for the first quarter of 1996 were made at the annualized rate of 7% on the adjusted capital contribution.

      The carrying value of real estate investments in the financial statements, other than impaired mortgage loans (Rivers Corporate Park), is at depreciated cost or, if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1997, the appraised value of Willows Shopping Center exceeded its carrying value by approximately $294,000. The current appraised value of real estate investments has been estimated by the general partner and is generally based on a correlation of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


Results of Operations
---------------------

Operating Factors

      At March 31, 1997, the Willows Shopping Center was 94% leased, compared to 91% at March 31, 1996. The ground lessee/borrower has substantially completed the full rehabilitation of the Center. The Partnership's share of the remaining cost is approximately $316,000 at March 31, 1997 which largely relates to the renovation of space occupied by a significant anchor tenant which began operating in October 1996.

      Rivers Corporate Park was 100% leased at March 31, 1997 and 1996. However, on September 27, 1996, the sole tenant filed for chapter 11 bankruptcy protection. The Partnership's ground lessee is negotiating with the tenant to settle amounts due under the tenant's lease. The Partnership has not received ground rent payments and interest payments on its mortgage loan since the bankruptcy filing, and believes a portion of the mortgage amount may not be collected. The mortgage loan matured in 1994. In October 1996, the Partnership reached an agreement in principle with the borrower, whereby the maturity date will be extended to December 1997. In addition, the fixed interest and ground rental payments will be reduced, but the Partnership's rate of participation in revenue from the underlying property will be increased. These changes will be retroactive to January 1, 1996; however, any adjustment to amounts previously recognized by the Partnership is expected to be insignificant. Further, the Partnership will be able to cause a sale of the property.

Investment Results

      Exclusive of the operating results from Decatur TownCenter in 1996 of $160,000, total real estate activity was $104,858 and $199,866 for the quarters ended March 31, 1997 and 1996, respectively. This decrease was caused by the lack of interest income and ground rent from Rivers Corporate Park as a result of the tenant's bankruptcy, partially offset by an increase in operating results at Willows Shopping Center due to increased occupancy and lower operating expenses.

      Interest on cash equivalents and short-term investments increased by $6,382, or 23%, between the two first quarters due primarily to higher invested balances caused by the retention of a portion of the Decatur TownCenter sales proceeds.

      While net income decreased by $220,505 between the first quarter of 1997 and 1996, cash flow from operations decreased by only $17,515, or 11%, because of changes in net working capital and the timing of cash payments from Decatur Town Center in 1996.

Portfolio Expenses

      The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

      No Partnership management fee was incurred for the first quarter of 1997 due to the suspension of cash distributions. General and administrative expenses were relatively unchanged between the first quarters of 1996 and 1997.

                      NEW ENGLAND LIFE PENSION PROPERTIES;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1997

                                     PART II

                                OTHER INFORMATION
                               -------------------



      Item 6. Exhibits and Reports on Form 8-K

                   a.         Exhibits:   None.

                   b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1997.

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


                             NEW ENGLAND LIFE PENSION PROPERTIES;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)


May 12, 1997
                                    /s/ James J. Finnegan
                                    -------------------------------
                                        James J. Finnegan
                                        Managing Director and General Counsel
                                        of General Partner,
                                        Copy Properties Company, Inc.



May 12, 1997
                                    /s/ Daniel C. Mackowiak
                                    --------------------------------
                                        Daniel C. Mackowiak
                                        Principal Financial and Accounting
                                        Officer of General Partner,
                                        Copley Properties Company, Inc.