Form 10-Q
period 1997-06-30
NEW ENGLAND LIFE PENSION PROPERTIES
filed 1997-08-14
CIK 711417

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    ----------------------------------------------------------------------

For Quarter Ended June 30, 1997                   Commission File Number 0-11884


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

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1997

                                    PART I

                             FINANCIAL INFORMATION
                            ----------------------

BALANCE SHEETS
(Unaudited)


                                        June 30, 1997  December 31, 1996
                                        -------------  -----------------

ASSETS

Real estate investments:
  Ground leases and mortgage loans,
     net                                  $ 4,761,213        $ 4,722,880
  Property, net                             5,473,773          5,588,459
  Deferred leasing costs and
     other assets, net                        283,645            269,876
                                          -----------        -----------
                                           10,518,631         10,581,215


Cash and cash equivalents                   2,138,751          2,300,885
Short-term investments                        983,053            498,869
Interest, rent and other receivables            8,475             50,452
                                          -----------        -----------

                                          $13,648,910        $13,431,421
                                          ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $   390,369        $   437,083
Deferred disposition fees                     654,543            654,543
                                          -----------        -----------
Total liabilities                           1,044,912          1,091,626
                                          -----------        -----------

Partners' capital:
   Limited partners ($360.00 per
     unit; 30,000 units authorized,
     issued and outstanding)               12,556,272         12,294,711
   General partner                             47,726             45,084
                                          -----------        -----------
Total partners' capital                    12,603,998         12,339,795
                                          -----------        -----------

                                          $13,648,910        $13,431,421
                                          ===========        ===========


               (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
        (Unaudited)

                                         Quarter Ended     Six Months Ended    Quarter Ended    Six Months Ended
                                         June 30, 1997      June 30, 1997      June 30, 1996     June 30, 1996
                                        --------------     ----------------    -------------    ----------------
 INVESTMENT ACTIVITY

 Property rentals                         $  274,413          $  514,956         $ 184,452         $  375,814
 Property operating expenses                 (65,745)           (138,412)          (76,679)          (162,683)
 Depreciation and amortization               (63,018)           (126,036)          (57,939)          (110,056)
                                          ----------          ----------         ---------         ----------
                                             145,650             250,508            49,834            103,075

 Provision for impaired
   mortgage loans                                  -                   -          (175,000)          (175,000)
 Ground rentals and interest on
   mortgage loans                                  -                   -           158,325            464,950
                                          ----------          ----------         ---------         ----------
   Total real estate activity                145,650             250,508            33,159            393,025

 Interest on cash equivalents
   and short term investments                 36,718              70,675            27,692             55,267
                                          ----------          ----------         ---------         ----------
   Total investment activity                 182,368             321,183            60,851            448,292
                                          ----------          ----------         ---------         ----------

 PORTFOLIO EXPENSES

 Management fee                                    -                   -            28,682             57,363
 General and administrative                   29,155              56,980            29,249             56,514
                                          ----------          ----------         ---------         ----------
                                              29,155              56,980            57,931            113,877
                                          ----------          ----------         ---------         ----------
 Net Income                               $  153,213          $  264,203         $   2,920         $  334,415
                                          ==========          ==========         =========         ==========
 Net income per limited partnership
   unit                                   $     5.06          $     8.72         $    0.10         $    11.04
                                          ==========          ==========         =========         ==========

 Cash distributions per
   limited partnership unit               $        -          $        -         $    9.57         $    17.77
                                          ==========          ==========         =========         ==========

                                         Quarter Ended     Six Months Ended    Quarter Ended    Six Months Ended
                                         June 30, 1997      June 30, 1997      June 30, 1996     June 30, 1996
                                        --------------     ----------------    -------------    ----------------
 Number of limited partnership
   units outstanding during the
   period                                     30,000              30,000            30,000             30,000
                                          ==========          ==========         =========         ==========



                (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)


                   Quarter Ended             Six Months Ended             Quarter Ended               Six Months Ended
                   June 30, 1997              June 30, 1997               June 30, 1996                June 30, 1996
                --------------------       --------------------       ---------------------         --------------------

                General      Limited       General        Limited      General        Limited       General        Limited
                Partner     Partners       Partner       Partners      Partner       Partners       Partner       Partners
                -------    ---------       -------       --------      --------      --------       -------       --------
Balance at
beginning of
period          $ 46,194   $ 12,404,591    $ 45,084     $ 12,294,711   $ 51,704     $ 18,549,886    $ 50,874     $ 18,467,706

Cash
distributions          -              -           -                -     (2,900)        (287,100)     (5,385)        (533,100)

Net income         1,532        151,681       2,642          261,561         29            2,891       3,344          331,071
                --------   ------------    --------     ------------   --------     ------------    --------     ------------

Balance at
end of period   $ 47,726   $ 12,556,272    $ 47,726     $ 12,556,272   $ 48,833     $ 18,265,677    $ 48,833     $ 18,256,677
                ========   ============    ========     ============   ========     ============    ========     ============

               (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                             Six Months Ended June 30,
                                             -------------------------
                                                1997           1996
                                             ----------     ----------
Net cash provided by operating activities    $  326,526     $  542,433
                                             ----------     ----------
Cash flows from investing activities:
  Capital expenditures on owned property         (4,476)       (82,178)
  (Increase) decrease in short-term
     investments, net                          (484,184)       347,551
                                             ----------     ----------
       Net cash (used in) provided by
       investing activities                    (488,660)       265,373
                                             ----------     ----------

Cash flows from financing activity:
  Distributions to partners                           -       (538,485)
                                             ----------     ----------

       Net (decrease) increase in
       cash and cash equivalents               (162,134)       269,321

Cash and cash equivalents:
  Beginning of period                         2,300,885      1,204,043
                                             ----------     ----------

  End of period                              $2,138,751     $1,473,364
                                             ==========     ==========


               (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1997 and December 31, 1996 and the results of its operations, its cash flows and partners' capital for the interim periods ended June 30, 1997 and 1996. These adjustments are of a normal recurring nature.

      See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

      New England Life Pension Properties; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in June, 1983 and acquired six real estate investments through 1985, four of which have been sold as of June 30, 1997. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the general partner could extend the investment period if it is in the best interest of the limited partners.

NOTE 2 - INVESTMENTS IN GROUND LEASES AND MORTGAGE LOANS
--------------------------------------------------------

      Decatur TownCenter was sold on October 10, 1996 for a price which approximated the Partnership's carrying value, as previously adjusted for valuation allowances.

      In September 1996, the sole tenant at Rivers Corporate Park filed for Chapter 11 bankruptcy protection. The Partnership's ground lessee is negotiating with the tenant to settle amounts due under the tenant's lease. The Partnership has not received ground rent or interest payments on the mortgage loan since the bankruptcy filing.

      In October 1996, the Partnership reached an agreement in principle with the borrower on the Rivers Corporate Park mortgage loan which had matured in 1994, whereby the maturity date will be extended to December 1997. In addition, the fixed interest and ground rental payments will be reduced, but the Partnership's rate of participation in revenue from the underlying property will be increased. These changes will be retroactive to January 1, 1996; however, any adjustment to amounts previously recognized by the Partnership is expected to be insignificant. The Partnership is currently negotiating a purchase and sale agreement for the property. Although, there can be no assurances, we anticipate a closing during the third quarter of 1997.

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


                                      Recorded      Valuation       Carrying
                                       Value        Allowance         Value
                                     ----------    ------------    -----------

Balance at January 1, 1996           $ 6,781,928   $ (2,340,000)   $ 4,441,928
                                     ===========   ============    ===========

Reduction in estimated fair
  market value of collateral                           (175,000)
                                                   ------------

Balance at June 30, 1996             $ 6,781,928     (2,515,000)   $ 4,266,928
                                     ===========   ============    ===========

Increase in estimated fair
  market value of collateral, net                       165,408


Additional impaired loan                               (400,000)

Sale of collateral                                    2,349,592
                                                    -----------

Balance at January 1, 1997           $ 4,000,000       (400,000)   $ 3,600,000
                                     ===========    ===========    ===========
Balance at June 30, 1997             $ 4,038,333    $  (400,000)   $ 3,638,333
                                     ===========    ===========    ===========

The average recorded value of the impaired mortgage loan did not differ materially from the balance at the end of the quarterly periods.

NOTE 3 - SUBSEQUENT EVENT
-------------------------

The general partner decided not to make a quarterly distribution of cash flow from operations related to the second quarter of 1997. The uncertainty as to cash flow from Rivers Corporate Park due to the bankruptcy of the sole tenant, in 1996, has warranted an increase in working capital reserves.

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest in June, 1983. A total of 30,000 units were sold. The Partnership received proceeds of $27,253,251, net of selling commissions and other offering costs, which were invested in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments; four investments have been sold, one in each of 1985, 1991, 1994 and 1996. As a result of these sales and similar transactions, capital of $19,200,000 ($640 per limited partnership unit) has been returned to the limited partners.

     At June 30, 1997, the Partnership had $3,121,804 in cash, cash equivalents and short-term investments which is primarily being retained as working capital reserves. The Partnership also has a commitment to fund the balance of its share of the renovation of the Willows Shopping Center, which approximates $316,000. As a result of the bankruptcy of the sole tenant, in 1996, at Rivers Corporate Park and the uncertainty as to future cash flow from this investment, the general partner determined that it was prudent to augment working capital reserves. Accordingly, no distribution of cash from operations was made relating to the first and second quarters of 1997 or the fourth quarter of 1996. Distributions of cash from operations for the first and second quarters of 1996 were made at the annualized rate of 7% on the adjusted capital contribution.

     The carrying value of real estate investments in the financial statements, other than impaired mortgage loans (Rivers Corporate Park), is at depreciated cost or, if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1997, the appraised value of the Willows Shopping Center exceeded its carrying value by approximately $718,000. The current appraised value of real estate investments has been estimated by the general partner and is generally based on a correlation of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


Results of Operations

Operating Factors

     Decatur TownCenter was sold in October 1996.

     At June 30, 1997, the Willows Shopping Center was 94% leased, compared to 90% at June 30, 1996. The ground lessee/borrower has substantially completed the full rehabilitation of the Center. The Partnership's share of the remaining cost is approximately $316,000 at June 30, 1997 which largely relates to the renovation of space occupied by a significant anchor tenant which began operating in October 1996. The Partnership and its affiliate are currently negotiating a purchase and sale agreement for the property. Although, there can be no assurances, a fourth quarter 1997 closing is anticipated.

     At June 30, 1996, Rivers Corporate Park was 100% leased; however, on September 27, 1996 the sole tenant filed for chapter 11 bankruptcy protection. The Partnership's ground lessee negotiated a six-month lease for 20% of the space beginning April 1, 1997. The Partnership's ground lessee is negotiating with the bankrupt tenant to settle amounts due under their lease. The Partnership has not received ground rent and interest payments on its mortgage loan since the bankruptcy filing. The mortgage loan matured in 1994. In October 1996, the Partnership reached an agreement in principle with the borrower, whereby the maturity date will be extended to December 1997. In addition, the fixed interest and ground rental payments will be reduced, but the Partnership's rate of participation in revenue from the underlying property will be increased. These changes will be retroactive to January 1, 1996; however, any adjustment to amounts previously recognized by the Partnership is expected to be insignificant. The Partnership is negotiating a purchase and sale agreement for the sale of the property. Although there can be no assurances, we anticipate closing during the third quarter of 1997.


Investment Results

     Exclusive of the provision for impaired mortgage loans and operating results from Decatur TownCenter in 1996 of $160,000, total real estate activity was $250,508 and $408,025 for the first six months of 1997 and 1996, respectively. This decrease was caused by the lack of ground rent and interest income from Rivers Corporate Park as a result of the tenant's bankruptcy, partially offset by an increase in operating results at Willows Shopping Center due to increased occupancy and lower operating expenses.

     Interest on cash equivalents and short-term investments increased by $15,408, or 28%, between the first six month periods due primarily to higher invested balances caused by the retention of a portion of the Decatur TownCenter sales proceeds.

     Cash flow from operations decreased by $215,907 between the respective six month periods. This change is more than the aforementioned change in operating results primarily because of revenue received in advance from Rivers Corporate Park in 1996.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     No Partnership management fee was incurred for the first six months of 1997 due to the suspension of cash distributions. General and administrative expenses were relatively unchanged between the first six months of 1996 and 1997.

                     NEW ENGLAND LIFE PENSION PROPERTIES;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1997

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   None.

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1997.

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


                           NEW ENGLAND LIFE PENSION PROPERTIES;
                           A REAL ESTATE LIMITED PARTNERSHIP
                           (Registrant)


August 14, 1997
                              /s/ James J. Finnegan
                              -------------------------------
                                James J. Finnegan
                                Managing Director and General Counsel
                                of General Partner,
                                Copley Properties Company, Inc.



August 14, 1997
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of General Partner,
                               Copley Properties Company, Inc.