Form 10-Q
period 1997-09-30
NEW ENGLAND LIFE PENSION PROPERTIES
filed 1997-11-14
CIK 711417

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  --------------------------------------------------------------------------

For Quarter Ended September 30, 1997           Commission File Number 0-11884


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

                                   FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 1997

                                    PART I

                             FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEETS
(Unaudited)

                                        September 30, 1997  December 31, 1996
                                        ------------------  ------------------
ASSETS

Real estate investments:
  Ground leases and mortgage loans,
     net                                      $ 4,761,213        $ 4,722,880
  Property, net                                         -          5,588,459
  Deferred leasing costs and
     other assets, net                                  -            269,876
                                              -----------        -----------
                                                4,761,213         10,581,215


Cash and cash equivalents                       8,921,072          2,300,885
Short-term investments                          1,485,152            498,869
Interest, rent and other receivables                2,643             50,452
                                              -----------        -----------
                                              $15,170,080        $13,431,421
                                              ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $    44,834        $   437,083
Accrued management fee                             32,368                  -
Deferred disposition fees                         868,855            654,543
                                              -----------        -----------
Total liabilities                                 946,057          1,091,626
                                              -----------        -----------

Partners' capital:
  Limited partners ($360.00 per
    unit; 30,000 units authorized,
    issued and outstanding)                    14,160,097         12,294,711
  General partner                                  63,926             45,084
                                              -----------        -----------
Total partners' capital                        14,224,023         12,339,795
                                              -----------        -----------

                                              $15,170,080        $13,431,421
                                              ===========        ===========


                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)

                                              Quarter Ended      Nine Months Ended      Quarter Ended      Nine Months Ended
                                           September 30, 1997   September 30, 1997   September 30, 1996   September 30, 1996
                                           -------------------  -------------------  -------------------  -------------------
INVESTMENT ACTIVITY

Property rentals                                   $  227,370           $  742,326            $ 198,330            $ 574,144
Property operating expenses                           (94,996)            (233,408)             (77,690)            (240,373)
Depreciation and amortization                         (62,252)            (188,288)             (59,529)            (169,585)
                                                   ----------           ----------            ---------            ---------
                                                       70,122              320,630               61,111              164,186

Credit from (provision for) impaired
  mortgage loans                                            -                    -              125,000              (50,000)
Ground rentals and interest on mortgage
  loans                                               429,127              429,127              311,675              776,625
                                                   ----------           ----------            ---------            ---------
    Total real estate operations                      499,249              749,757              497,786              890,811

Gain on sale of investment                          1,120,783            1,120,783                    -                    -
                                                   ----------           ----------            ---------            ---------
    Total real estate activity                      1,620,032            1,870,540              497,786              890,811

Interest on cash equivalents
  and short term investments                           53,281              123,956               26,058               81,325
                                                   ----------           ----------            ---------            ---------
    Total investment activity                       1,673,313            1,994,496              523,844              972,136
                                                   ----------           ----------            ---------            ---------


Portfolio Expenses

Management fee                                         32,368               32,368               28,681               86,044
General and administrative                             20,920               77,900               29,333               85,847
                                                   ----------           ----------            ---------            ---------
                                                       53,288              110,268               58,014              171,891
                                                   ----------           ----------            ---------            ---------

Net Income                                         $1,620,025           $1,884,228            $ 465,830            $ 800,245
                                                   ==========           ==========            =========            =========

Net income per limited partnership
  unit                                             $    53.46           $    62.18            $   15.37            $   26.41
                                                   ==========           ==========            =========            =========

Cash distributions per
  limited partnership unit                         $        -           $        -            $    9.57            $   27.34
                                                   ==========           ==========            =========            =========
Number of limited partnership
  units outstanding during the period                  30,000               30,000               30,000               30,000
                                                   ==========           ==========            =========            =========

               (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)



                           Quarter Ended            Nine Months Ended             Quarter Ended             Nine Months Ended
                        September 30, 1997          September 30, 1997          September 30, 1996          September 30, 1996
                       -------------------          ------------------          ------------------          ------------------

                      General      Limited        General       Limited       General       Limited       General       Limited
                      Partner      Partners       Partner       Partners      Partner       Partners      Partner       Partners
                      -------      --------       --------      --------      --------      --------      --------      --------
Balance at
beginning of
period                $47,726    $12,556,272      $45,084     $12,294,711     $48,833     $18,265,677     $50,874     $18,467,706

Cash
distributions               -              -            -               -      (2,900)       (287,100)     (8,285)       (820,200)

Net income             16,200      1,603,825       18,842       1,865,386       4,658         461,172       8,002         792,243
                      -------    -----------      -------     -----------     -------     -----------     -------     -----------
Balance at
end of period         $63,926    $14,160,097      $63,926     $14,160,097     $50,591     $18,439,749     $50,591     $18,439,749
                      =======    ===========      =======     ===========     =======     ===========     =======     ===========

               (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                            Nine Months Ended September 30,
                                            --------------------------------
                                                    1997         1996
                                                ----------    ---------

Net cash provided by operating activities       $  848,316   $  896,907
                                                ----------   ----------
Cash flows from investing activities:
   Net proceeds from sale of investment          6,798,318            -
   Deferred disposition fee                        214,312            -
   Deposit from property sale                            -       41,000
   Capital expenditures on owned property         (254,476)    (291,809)
   (Increase) decrease in short-term
      investments, net                            (986,283)      90,726
                                                ----------   ----------

         Net cash provided by (used in)
         investing activities                    5,771,871     (160,083)
                                                ----------   ----------

Cash flows from financing activity:
   Distributions to partners                             -     (828,485)
                                                ----------   ----------

         Net increase (decrease) in cash and
         cash equivalents                        6,620,187      (91,661)

Cash and cash equivalents:
   Beginning of period                           2,300,885    1,204,043
                                                ----------   ----------

   End of period                                $8,921,072   $1,112,382
                                                ==========   ==========


                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1997 and December 31, 1996 and the results of its operations, its cash flows and partners' capital for the interim periods ended September 30, 1997 and 1996. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. The Partnership primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from Federal income tax. The Partnership commenced operations in June, 1983 and acquired six real estate investments through 1985, five of which have been sold as of September 30, 1997. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the general partner could extend the investment period if it is in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.

NOTE 2 - INVESTMENTS IN GROUND LEASES AND MORTGAGE LOANS
--------------------------------------------------------

     Decatur TownCenter was sold on October 10, 1996 for a price which approximated the Partnership's carrying value, as previously adjusted for valuation allowances.

     In September 1996, the sole tenant at Rivers Corporate Park filed for Chapter 11 bankruptcy protection. During September 1997, the Partnership's ground lessee received the settlement for amounts due under the tenant's lease and paid the Partnership ground rent and interest payments on the mortgage loan that had not been paid since the bankruptcy filing.

     In October 1996, the Partnership reached an agreement in principle (the "Agreement") with the borrower on the Rivers Corporate Park mortgage loan which had matured in 1994, whereby the maturity date will be extended to December 1997. In addition, the fixed interest and ground rental payments will be reduced, but the Partnership's rate of participation in revenue from the underlying property will be increased. In November 1997, the Partnership formally executed the Agreement to renew the mortgage loan at the previously agreed upon terms. These changes will be retroactive to January 1, 1996; however, any adjustment to amounts previously recognized by the Partnership as revenue is expected to be insignificant. At June 30, 1997, the Partnership was negotiating a purchase and sale agreement for the property; however, following further negotiations with the buyer, an agreement could not be reached and the transaction was abandoned during the third quarter. Subsequently, during the third quarter additional purchase offers were reexamined and the Partnership is currently negotiating a purchase and sale agreement with another buyer. Although there can be no assurances that a transaction will be consummated, we anticipate a closing during the fourth quarter of 1997.

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

                                  Recorded    Valuation     Carrying
                                   Value      Allowance      Value
                                 ----------  ------------  ----------

Balance at January 1, 1996       $6,781,928  $(2,340,000)  $4,441,928
                                 ==========                ==========

Reduction in estimated fair
  market value of
  collateral (Decatur)                           (50,000)
                                             -----------

Balance at September 30, 1996    $6,781,928   (2,390,000)  $4,391,928
                                 ==========                ==========

Increase in estimated fair
  market value of
  collateral (Decatur)                            40,408

Additional impaired loan
(Rivers Corporate Park)                         (400,000)

Sale of collateral (Decatur)                   2,349,592
                                             -----------

Balance at December 31, 1996     $4,000,000     (400,000)  $3,600,000
                                 ==========                ==========

Balance at September 30, 1997    $4,038,333  $  (400,000)  $3,638,333
                                 ==========  ===========   ==========


The average recorded value of the impaired mortgage loans did not differ materially from the balance at the end of the quarterly periods.

NOTE 3 - INVESTMENT IN PROPERTY
--------------------------------

     On September 18, 1997, the Willows Shopping Center, in Concord, California, which was owned by the Partnership (25%) and an affiliate (75%), was sold to an institutional buyer (the "Buyer") which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and its affiliate and the Buyer. The total sales price was $28,575,000. The Partnership received its share of the net proceeds totaling $7,012,630, after closing costs, and recognized a gain of $1,120,783 ($36.99 per limited partnership unit). A disposition fee of $214,312 was accrued but not paid to the Advisor. On October 30, 1997, the Partnership made a capital distribution of $7,012,500 ($233.75 per limited partnership unit) from the proceeds of the sale.

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     The general partner decided to resume quarterly distributions of cash from operations for the quarter ended September 30, 1997. Therefore, on October 30, 1997 the Partnership made an operating distribution in the aggregate amount of $327,273 ($10.80 per limited partnership unit).

     Additionally, the Partnership made two capital distributions, $7,012,500 ($233.75 per limited partnership unit) was made of proceeds from the sale of Willows Shopping Center and $326,400 ($10.88 per limited partnership unit) was made of accumulated cash reserves.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in June, 1983. A total of 30,000 units were sold. The Partnership received proceeds of $27,253,251, net of selling commissions and other offering costs, which were invested in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments; five investments have been sold, one in each of 1985, 1991, 1994, 1996 and 1997. As a result of these sales and similar transactions, capital of $19,200,000 ($640 per limited partnership) has been returned to the limited partners through September 30, 1997. On October 30, 1997, the Partnership distributed capital of $7,338,900 ($244.63 per limited partnership unit) which represented proceeds from the sale of Willows Shopping Center(see below) and the reduction of accumulated cash reserves. This capital distribution reduces the adjusted capital contribution to $115.37 per unit.

     On September 18, 1997, the Willows Shopping Center, in Concord, California, which was owned by the Partnership (25%) and an affiliate (75%), was sold to an institutional buyer (the "Buyer") which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and its affiliate and the Buyer. The total sales price was $28,575,000. The Partnership received its share of the net proceeds totaling $7,012,630, after closing costs, and recognized a gain of $1,120,783 ($36.99 per limited partnership unit). A disposition fee of $214,312 was accrued but not paid to the Advisor. On October 30, 1997, the Partnership made a capital distribution of $7,012,500 ($233.75 per limited partnership unit) from the proceeds of the sale.

     At September 30, 1997, the Partnership had $10,406,224 in cash, cash equivalents and short-term investments, $327,273 of which was used for operating cash distributions and $7,338,900 for capital distributions to partners on October 30, 1997; the remainder will be retained as working capital reserves. The source of future liquidity and cash distributions to partners is expected to be cash generated by the Partnership's remaining real estate investment and proceeds from the sale of such investment. Due to increased cash flow from Rivers Corporate Park and Willows Shopping Center, the general partner has decided to resume operating cash distributions for the third quarter of 1997 at an annualized rate of 12% on the adjusted capital contribution. Operating cash distributions had not previously been made since the distribution for the third quarter of 1996. Distributions of cash from operations for the first, second and third quarters of 1996 were made at an annualized rate of 7% on the adjusted capital contribution.

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


Results of Operations
---------------------

Operating Factors

     Decatur TownCenter was sold in October 1996.

     As previously discussed, the Willows Shopping Center was sold on September 18, 1997, and the Partnership recognized a gain of $1,120,783. At the time of sale, the Willows Shopping Center was 94% leased; at September 30, 1996 it was 91% leased.


     Rivers Corporate Park was 100% leased at September 30, 1996. However, on September 27, 1996, the sole tenant filed for Chapter 11 bankruptcy protection. The Partnership's ground lessee negotiated a short-term lease for 20% of the space beginning April 1, 1997. During the third quarter of 1997, the Partnership's ground lessee received the settlement for amounts due under the bankrupt tenant's lease. A portion of the settlement was received by the Partnership to pay ground rent and interest payments on its mortgage loan that had not been paid by the ground lessee since the bankruptcy filing. The mortgage loan matured in 1994. In October 1996, the Partnership reached an agreement in principle (the "Agreement") with the borrower on the Rivers Corporate Park mortgage loan which had matured in 1994, whereby the maturity date will be extended to December 1997. In addition, the fixed interest and ground rental payments will be reduced, but the Partnership's rate of participation in revenue from the underlying property will be increased. In November 1997, the Partnership formally executed the Agreement to renew the mortgage loan at the previously agreed upon terms. These changes will be retroactive to January 1, 1996; however, any adjustment to amounts previously recognized by the Partnership is expected to be insignificant. At June 30, 1997, the Partnership was negotiating a purchase and sale agreement for the sale of the property; however, following further negotiations with the buyer an agreement could not be reached and the transaction was abandoned during the third quarter. Subsequently, during the third quarter additional purchase offers were reexamined and the Partnership is currently negotiating a purchase and sale agreement with another buyer. Although there can be no assurances that the transaction will be consummated, we anticipate closing during the third quarter of 1997.


Investment Results

     Exclusive of the provision for impaired mortgage loans and operating results from Decatur TownCenter in 1996 of $318,000, real estate operations were $749,757 and $622,811 for the first nine months of 1997 and 1996, respectively. The change was caused by increased operating results at Willows Shopping Center of approximately $156,000 caused by increased average occupancy and lower operating expenses due to repairs and maintenance performed in 1996, slightly offset by decreased percentage rent payments from Rivers Corporate Park.

     Interest on cash equivalents and short-term investments increased by approximately $43,000, or 52%, between the first nine month periods due primarily to higher average invested balances caused by a portion of the Decatur TownCenter sales proceeds being held in reserves combined with the receipt of the Willows Shopping Center proceeds in September 1997.

     Exclusive of cash flow from Decatur TownCenter in 1996 of $318,000, cash flow from operations increased by approximately $269,000 between the respective nine month periods. This increase is primarily due to the above mentioned changes in operating results combined with changes in net working capital.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee for the first nine months of 1997 decreased as compared to the respective prior year period due to the suspension of cash distributions for the first two quarters of 1997. General and administrative expenses decreased between the first nine months of 1996 and 1997, primarily due to lower professional fees.

                     NEW ENGLAND LIFE PENSION PROPERTIES;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 1997

                                    PART II

                               OTHER INFORMATION
                              -------------------

     Items 1 - 5. Not Applicable

     Item 6.      Exhibits and Reports on Form 8-K

                  a.    Exhibits:   (27) Financial Data Schedule.

                  b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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


                                    NEW ENGLAND LIFE PENSION PROPERTIES;
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                          (Registrant)



November 14, 1997
                              /s/ James J. Finnegan
                              -------------------------------
                                James J. Finnegan
                                Vice President
                                of General Partner,
                                Copley Properties Company, Inc.



November 14, 1997
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Principal Financial and Accounting
                                Officer of General Partner,
                                Copley Properties Company, Inc.