Form 10-K405
period 1997-12-31
NEW ENGLAND LIFE PENSION PROPERTIES
filed 1998-03-30
CIK 711417

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31,  1997
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

          At December 31, 1997 the Partnership owned the real estate investment described in A. below. In 1985 a joint venture in which the Partnership was a partner sold its interest in a second real estate investment. In May, 1991, the Partnership sold a third real estate investment that resulted in a capital distribution of $50.00 per Unit. In June 1994, a fourth investment, an industrial building in Ontario, California, was sold, resulting in a capital distribution of $193.34 per Unit. In October 1996, the Partnership sold a fifth investment, an office building in Decatur, Georgia, resulting in a capital distribution of $186.66 per Unit. In September 1997, the Partnership sold a sixth investment, a shopping center in Concord, California, resulting in a capital distribution of $233.75 per Unit.

          The Partnership has no other current plan to renovate, improve or further develop any of its real property. In the opinion of the General Partner of the Partnership, the property is adequately covered by insurance.

     A.   Research and Development Facility in Columbia, Maryland ("Rivers
          ----------------------------------------------------------------
Corporate Park").
----------------

          In 1984 the Partnership consummated a land purchase-leaseback and leasehold mortgage loan investment totaling $5,100,000 in a 75,500 square foot research and development facility located in Rivers Corporate Park, Columbia, Maryland. The ground lease provided that the Partnership receive an annual rental of $126,500 plus 50% of the ground lessee's gross revenues from the building in excess of a base amount. The mortgage loan matured on March 31, 1994 and bore interest at the rate of 11.5% per annum. The lease for the space in the building gives the tenant occupying the building a right of first offer during the period which began in September, 1992 and continues through November, 2004.

          In September 1996, the sole tenant filed for chapter 11 bankruptcy protection and ceased paying rent. As part of the bankruptcy, the tenant sold its assets to another company. During September 1997, the Partnership's ground lessee received a settlement for amounts due under the tenant's lease and paid the Partnership ground rent and interest payments on the mortgage loan that had not been paid since the bankruptcy filing.

          In October 1996, the Partnership reached an agreement in principle (the "Agreement") with the borrower on the Rivers Corporate Park mortgage loan which had matured in 1994, whereby the maturity date was to be extended to December 1997. In addition, the fixed interest and ground rental payments were to be reduced, but the Partnership's rate of participation in revenue from the underlying property was to be increased. In October 1997, the Partnership formally executed the Agreement to renew the mortgage loan at the previously agreed upon terms. These changes were retroactive to January 1, 1996; however, any adjustment to amounts previously recognized by the Partnership, as revenue were not material and accordingly no adjustments have been made to previously recorded amounts. In addition, the Agreement was further amended whereby the Partnership gained the right to cause a sale of the property without the consent of the borrower. On March 4, 1998, this property was sold to an unaffiliated third party (the "Buyer") for $6,375,000. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The Partnership received net proceeds of $5,104,038 in full satisfaction of its ground lease and mortgage loan investments and related accrued interest. The Partnership received additional proceeds of approximately $789,000 after closing costs as its participation share of the remaining proceeds after it recovered its investment in the land and mortgage loan.

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

          On June 18, 1991, Willows Concord foreclosed on the leasehold mortgage. The Partnership, the Affiliate and Willows Concord entered into a replacement promissory note in the principal amount of $14,863,206, effective June 18, 1991. The new loan was secured by the leasehold interest, bore interest at the rate of 9.323% per annum and provided for a reduction in principal if the note was paid prior to maturity. The Partnership, the Affiliate and Willows Concord also entered into a new ground lease which provides for annual rent in the amount of $550,000 plus an annual percentage rent equal to 70% of the ground lessee's annual gross revenues in excess of a specified amount. The Partnership had a 25% share of such rent. To the extent that operating cash flow from the shopping center was not sufficient to pay the ground rent, such rent was accruable until June 1996, at which time Willows Concord was obligated to pay all unpaid accrued rent and to pay all future ground rent on a current basis. The Partnership and the Affiliate permitted the accrual of additional ground rent.

          On January 1, 1995 the Partnership and the Affiliate provided a $2.5 million construction loan to the ground lessee to fund the renovation of the Center. The Partnership committed to fund $625,000 of this amount. The loan bore interest at 11% per annum, provided for amortization on a 15-year schedule, and was to mature on December 31, 1997. In addition, the ground lease was amended to provide the Partnership and the Affiliate with the sole right to cause a sale on or after January 1, 1996.

          On September 18, 1997, the property was sold. The Partnership received its 25% share of the net proceeds totaling $7,009,315. On October 30, 1997, the Partnership distributed $7,012,500 as a capital distribution in the amount of $233.75 per Unit which includes proceeds from prior sales previously held in reserves.

Item 2.  Properties.
         ----------

          The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's remaining property:

----------------------------------------------------------------------------------------------------------------------------------
                     ESTIMATED                                                    ANNUAL
                       1998                                                      CONTRACT
                      ANNUAL        NUMBER OF                                      RENT                          LINE OF BUSINESS
                      REALTY    TENANTS WITH 10%   NAME(S) OF    SQUARE FEET OF     PER        LEASE    RENEWAL    OF PRINCIPAL
     PROPERTY(1)       TAXES     OR MORE OF GLA     TENANT(S)     EACH TENANT     SQ. FT.   EXPIRATION  OPTIONS      TENANTS
----------------------------------------------------------------------------------------------------------------------------------
R&D Building in      $86,361           1           GeneLogic         21,587        $26.63      2/1998    M-T-M    Biotechnology
Columbia, MD
----------------------------------------------------------------------------------------------------------------------------------

(1)  This property was sold in March 1998.

     The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue and net effective rent for the Partnership's remaining property:

-----------------------------------------------------------------------------------------------------------
                                          Gross Leasable    Year-End      Rental          Net Effective
                Property                       Area         Occupancy     Revenue        Rent ($/sf/yr)*
                                                                        Recognized
-----------------------------------------------------------------------------------------------------------
    R&D Building in Columbia, MD (1)
    --------------------------------
                  1993                         75,500         100%         $677,374            $ 8.97
                  1994                         75,500         100%         $677,374            $ 8.97
                  1995                         75,500         100%         $677,374            $ 8.97
                  1996                         75,500         100%         $677,374            $ 8.97
                  1997                         75,500          29%         $684,626            $52.57

-----------------------------------------------------------------------------------------------------------

* Net effective rent calculation is based on average occupancy during the respective years.

(1)  Property was sold March 4, 1998.

     Following is a schedule of lease expirations for each of the next ten years for the Partnership's remaining property based on the annual contract rent in effect at December 31, 1997:

-----------------------------------------------------------------------------------------------------------
                                               TENANT AGING REPORT
-----------------------------------------------------------------------------------------------------------
               PROPERTY                   # OF LEASE        TOTAL           TOTAL        PERCENTAGE OF
                                          EXPIRATIONS    SQUARE FEET        ANNUAL        GROSS ANNUAL
                                                                            RENTAL          RENTAL*
-----------------------------------------------------------------------------------------------------------
R&D Building in Columbia, MD (1)
---------------------------------------

                 1998                         1              21,587         $574,861             100%
                 1999                         0                   0               $0              0%
                 2000                         0                   0               $0              0%
                 2001                         0                   0               $0              0%
                 2002                         0                   0               $0              0%
                 2003                         0                   0               $0              0%
                 2004                         0                   0               $0              0%
                 2005                         0                   0               $0              0%
                 2006                         0                   0               $0              0%
                 2007                         0                   0               $0              0%
-----------------------------------------------------------------------------------------------------------

(1) The sole tenant declared bankruptcy in 1996, see Item 1 A.

*  Does not include expenses paid by tenants.

Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness.

     R&D in Columbia, MD.
     -------------------

The property is located within the Howard County R&D submarket, which has a base of 8.9 million square feet and a 6.3% vacancy rate as of year-end 1997. Due to limited space in the marketplace, tenants continue to seek space that will accommodate their growth needs and are moving from Washington D.C. to the Baltimore suburbs. The Columbia flex submarket contains 6.8 million square feet of space and a 6.5% vacancy rate. Planned construction of 300,000 square feet of speculative space in this market is showing offering rates on new product that are setting new highs. As a result, 1997 rents for Howard County averaged in the $10.00-10.50 range.

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

          As of December 31, 1997, there were 3,280 holders of Units.

          The Partnership's Amended and Restated Agreement of Limited Partnership dated June 29, 1983, as amended (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1997 cash distributions paid in 1997 or distributed after year end with respect to 1997 to the Limited Partners as a group totaled $7,840,119 including $7,338,900 ($244.63 per limited partnership unit) representing a return of capital from the proceeds of a property sale and proceeds from previously sold properties. For the year ended December 31, 1996 cash distributions paid in 1996 or distributed after year end with respect to 1996 to the Limited Partners as a group totaled $6,461,100 including $5,599,800 ($186.66 per limited partnership unit) representing a return of capital from the proceeds of a property sale.

          Cash distributions exceeded net income in 1997, and therefore resulted in a reduction in partners' capital. Cash distributions exceeded net income in 1996. Distributions of operating cash flow were less than cash provided by operating activities in both years. Reference is made to the Partnership's Statement of Partners' Capital and Statement of Cash Flows in Item 8 hereof.

Item 6.  Selected Financial Data.
         -----------------------

                            For Year        For Year          For Year          For Year          For Year
                            Ended or        Ended or          Ended or          Ended or          Ended or
                            As of           As of:            As of             As of:            As of:
                            12/31/97/(5)/   12/31/96/(4)/     12/31/95/(3)/     12/31/94/(2)/     12/31/93(1)
                            ------------     ------------     ------------      ------------      -----------
Revenues                  $3,105,654        $ 1,712,474       $ 2,104,802       $ 3,691,109       $ 2,675,255

Net Income (Loss)         $2,420,094        $   539,500       $ 1,569,268       $ 3,129,077       $  (899,024)

Net Income (Loss) per
Unit of Limited
Partnership
Interest                  $    79.86        $     17.80       $     51.79       $    103.26       $    (29.67)

Total Assets              $8,025,233        $13,431,421       $19,239,985       $18,681,253       $22,682,389

Total Cash
Distributions
per Limited
Partnership Unit,
including amounts
distributed after
year end with
respect to
such year                 $   261.34        $    215.37       $     32.80       $    236.54       $     51.80


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

(5) The Partnership consummated a sale in 1997 which increased Net Income by $1,117,467 ($36.88 per Unit) and capital distributions of $7,012,500 ($233.75 per Unit).
     The Partnership also recorded a credit of $400,000 ($13.20 per Unit) related to impaired mortgage loans during 1997.
     The Partnership also made capital distributions of $326,400 ($10.88 per Unit) from previously undistributed sale proceeds.

ITEM 7.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership completed its offering of units of limited partnership interest in June 1983. A total of 30,000 units were sold. The Partnership received proceeds of $27,253,251, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. As of December 31, 1997 the Partnership owned the real estate investment described in Item 1 hereof. In addition, five investments have been sold, one in each of 1985, 1991, 1994, 1996 and 1997. As a result of these sales and similar transactions, capital of $26,538,900 ($884.63 per limited partnership unit) has been returned to the limited partners through December 31, 1997.

On October 10, 1996, the Decatur TownCenter investment was sold and the Partnership received net proceeds of $6,573,178 which were used to repay the ground lease investment and the carrying value of the mortgage loans. Since the mortgage loans were impaired, their carrying value had been previously reduced to estimated fair market value, less anticipated costs of sale; thus, no gain or loss on the sale was recognized. The total valuation allowance was $2,349,592 at the time of the sale, which included a disposition fee of $196,775 payable to the Advisor. The resulting capital distribution to limited partners of $5,599,800 on October 25, 1996 ($186.66 per limited partnership unit) reduced the adjusted capital contribution to $360.00 per unit.

On September 18, 1997, the Willows Shopping Center, which was owned by the Partnership (25%) and an affiliate (75%), was sold and the Partnership received its 25% share of the net proceeds totaling $7,009,315, after closing costs, and recognized a gain of $1,117,467 ($36.88 per limited partnership unit). A disposition fee of $214,312 was accrued but not paid to AEW Real Estate Advisors, Inc. ("AEW"). The resulting capital distribution to limited partners of $7,012,500 on October 30, 1997 ($233.75 per limited partnership unit) reduced the adjusted capital contribution to $126.25 per unit. In addition, a capital distribution of $10.88 per unit was made at this time from cash reserves accumulated from previous sales, further reducing the adjusted capital contribution to $115.37 per unit.

At December 31, 1997, the Partnership had $2,853,573 in cash, cash equivalents and short-term investments, $179,091 of which was used for operating cash distributions to partners on January 29, 1997; the remainder will be retained as working capital reserves. The source of future liquidity and cash distributions to partners is expected to be cash generated by the Partnership's remaining real estate investment and proceeds from the sale of such investment. Due to the increased cash flow from Rivers Corporate Park and Willows Shopping Center, the general partner decided to resume operating cash distributions starting in the third quarter of 1997 at an annualized rate of 12% on the adjusted capital contribution. Operating cash distributions had not previously been made since the distribution for the third quarter of 1996. Distribution of cash from operations for the first, second, and third quarters of 1996 were made at an annualized rate of 7% on the adjusted capital contribution.

The carrying value of the real estate investment in the financial statements at December 31, 1997 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investment is further reduced by the estimated costs of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1997, the appraised value of the Partnership's investment was approximately $700,000 greater than its carrying value. The current appraised value of the real estate investment has been estimated by the general partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business operations. The General Partner and its affiliates are assessing the modifications or replacements of its software that may be necessary. The General Partner and its affiliates do not believe that the cost of either modifying existing software or converting to new software will be significant or that the Year 2000 Issue will pose significant problems.

RESULTS OF OPERATIONS
---------------------

FORM OF REAL ESTATE INVESTMENTS

The Willows Shopping Center, which was sold in September 1997, had been structured as a ground lease/mortgage loan investment. However, for financial reporting purposes it had been accounted for as a jointly-owned property. Through October 1997 the Rivers Corporate Park was structured and accounted for as a ground lease/ mortgage loan investment. In October 1997, the ground lease and mortgage loan investment were restructured to provide the Partnership substantially the same risks and potential rewards as ownership of the asset would entail. Accordingly, the Partnership reported this investment as an owned property beginning in October 1997.

OPERATING FACTORS

As previously discussed, the Willows Shopping Center was sold on September 18, 1997, and the Partnership recognized a gain of $1,117,467. At the time of sale, the Willows Shopping Center was 94% leased.

The Decatur Town Center investment was sold on October 10, 1996, as discussed above.

Rivers Corporate Park was 29% and 100% occupied at December 31, 1997 and 1996, respectively. However, on September 27, 1996, the sole tenant filed for Chapter 11 bankruptcy protection and ceased paying rent. As part of the bankruptcy, the tenant sold its assets to another company. During September 1997, the Partnership's ground lessee received a settlement for amounts due under the tenant's lease and paid the Partnership ground rent and interest payments on the mortgage loan that had not been paid since the bankruptcy filing.

In October 1996, the Partnership reached an agreement in principle (the "Agreement") with the borrower on the Rivers Corporate Park mortgage loan which had matured in 1994, whereby the maturity date was to be extended to December 1997. In addition, the fixed interest and ground rental payments were to be reduced, but the Partnership's rate of participation in revenue from the underlying property was to be increased. In October 1997, the Partnership formally executed the Agreement to renew the mortgage loan at the previously agreed upon terms. These changes were retroactive to January 1, 1996; however, any adjustment to amounts previously recognized by the Partnership, as revenue were insignificant. In addition, the Agreement was further amended whereby the Partnership gained the right to cause a sale of the property without the consent of the borrower. Also, as described above, the Partnership reclassified this investment to an owned property at the date the Agreement was executed.

On March 4, 1998, the Rivers Corporate Park property located in Columbia, Maryland, was sold to an unaffiliated third party (the "Buyer") for $6,375,000. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The Partnership received net proceeds of $5,104,038 in full satisfaction of its ground lease and mortgage loan investments and related accrued interest. The Partnership received additional proceeds of approximately $789,000 after closing costs as its participation share of the remaining proceeds after it recovered its investment in the land and mortgage loan.

INVESTMENT RESULTS

The Partnership determined that the mortgage loan on Rivers Corporate Park was impaired and recognized a provision for impaired mortgage loans of $400,000 which was charged to operations in the fourth quarter of 1996. As a result of favorable market conditions in 1997, this impairment provision was reversed in October 1997 through a credit to the impairment and valuation accounts.

During 1995 the estimated market value of the loan collateral of Decatur TownCenter was increased and the valuation allowance was reduced by $260,000 through a credit to operating results. During 1996, a valuation provision of $9,592 was recognized to adjust the carrying value to the amount of sale proceeds received, less disposition costs.


1997 COMPARED TO 1996

Exclusive of the 1997 and 1996 credit from and (provision for) impaired mortgage loans and the operating results from Decatur TownCenter ($341,585) reported through the date of sale in 1996, real estate operating results increased to $855,028 in 1997 from $669,507 in 1996. This increase of $185,521 is due to both overall improved operating results at Willows Shopping Center ($93,894) and increased interest income, ground rent and operating income (from October 1997) from Rivers Corporate Park ($91,627). The improved operating results at Willows Shopping Center were primarily due to lower operating expenses and depreciation and amortization due to the third quarter sale. The increase in income from the Rivers Corporate Park was the result of re-leasing the space vacated in 1996.

Interest on cash equivalents and short-term investments increased between 1997 and 1996 primarily due to higher average invested balances caused by a portion of the Decatur TownCenter sales proceeds being held in reserves combined with the receipt of the Willows Shopping Center proceeds in September 1997.

Operating cash flow decreased approximately $94,000 between 1997 and 1996. This decrease was due to the lack of cash flow from Decatur TownCenter which was sold in 1996, offset by improved operating results at Willows Shopping Center, discussed above.

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

Operating cash flow decreased approximately $353,000 between 1996 and 1995. This decrease was primarily due to the above mentioned changes in operating results, increased leasing costs at the Willows and changes in net working capital.

PORTFOLIO EXPENSES

The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

1997 COMPARED TO 1996

The Partnership management fee decreased $35,972 due to the suspension of cash distributions for the first and second quarters of 1997. General and administrative expenses were relatively unchanged between 1997 and 1996.

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


                                   PART III
                                   --------

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

         (a) and (b) Identification of Directors and Executive Officers.
                     --------------------------------------------------

         The following table sets forth the names of the directors and executive officers of the General Partner and the age and position held by each of them as of December 31, 1997.

Name                       Position(s) with the General Partner                       Age
----                       ------------------------------------                       ---
Wesley M. Gardiner, Jr.    President, Chief Executive Officer and Director            39
Pamela J. Herbst           Vice President and Director                                42
J. Grant Monahon           Vice President and Director                                52
James L. Finnegan          Vice President                                             37
Karin J. Lagerlund         Treasurer and Principal Financial and Accounting Officer   33

         (c)  Identification of Certain Significant Employees.
              -------------------------------------------------

              None.


         (d)  Family Relationships.
              --------------------

              None.

         (e)  Business Experience.
              ---------------------

              The General Partner was incorporated in Massachusetts on December 16, 1982. The background and experience of the executive officers and directors of the General Partner are as follows:

Wesley M. Gardiner, Jr. joined AEW Real Estate Advisors, Inc. ("AEW") , formerly known as Copley Real Estate Advisors, Inc., in 1990 and has been a Vice President at AEW since January, 1994. AEW is a subsidiary of AEW Capital Management, L.P. ("AEW Capital Management"). From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at AEW has included asset management responsibility for the company's Georgia and Texas holdings. Presently, Mr. Gardiner has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

Pamela J. Herbst directs AEW Capital Management's Portfolio Advisory Services, with oversight responsibility for the asset and portfolio management areas. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Management Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc. where she held various senior level positions in asset and portfolio management, acquisitions and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

J. Grant Monahon is AEW Capital Management's General Counsel and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

James J. Finnegan is the Assistant General Counsel of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as AEW's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of law (J.D.).

Karin J. Lagerlund directs the Advisory Services Portfolio Accounting Group at AEW Capital Management, overseeing portfolio accounting, performance measurement and client financial reporting for AEW's private equity investment portfolios. Ms. Lagerlund is a Certified Public Accountant and has over ten years experience in real estate consulting and accounting. Prior to joining AEW Capital Management in 1994, she was an Audit Manager at EY/Kenneth Leventhal LLP. Ms. Lagerlund is a graduate of Washington State University (B.A.).

         (f)  Involvement in Certain Legal Proceedings.
              ----------------------------------------

              None.

Item 11. Executive Compensation.
         ------------------------

         Under the Partnership Agreement, the General Partner and its affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1, 2 and 6 of Notes to Financial Statements.

         The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partner and its affiliates for the year ended December 31, 1997. Cash distributions to the General Partner include amounts distributed after year end with respect to 1997.

                                                                   Amount of Compensation
Receiving Entity                  Type of Compensation             and Reimbursement
----------------                  --------------------             ----------------------
General Partner                   Share of Distributable Cash                     $5,064

AEW Real Estate Advisors, Inc.    Management Fees                                 50,072
(formerly known as Copley Real
Estate Advisors, Inc.)

New England Securities            Servicing Fees and Out of
Corporation                       Pocket Reimbursements                            5,486
                                                                       ------------------
                                  TOTAL                                          $60,622
                                                                       ==================

         For the year ended December 31, 1997, the Partnership allocated $(15,834) of taxable loss to the General Partner.


Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

         (a)  Security Ownership of Certain Beneficial Owners.
              -----------------------------------------------

              No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1997. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

              Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the General Partner.

         (b)  Security Ownership of Management.
              ----------------------------------

              An affiliate of the General Partner of the Partnership owned 1,094 Units at December 31, 1997.

         (c)  Changes in Control.
              --------------------

              There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

         The Partnership has no relationships or transactions to report other than as reported in Item 11, above.

                                    PART IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules, Reports on Form 8-K, and
         -----------------------------------------------------------------
         Reports on Form 8-K/A
         -----------------------

         (a)  The following documents are filed as part of this report:

              (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedules and Financial Statements Index No. 2.

              (2) Financial Statement Schedules--The Financial Statement Schedules listed on the accompanying Index to Financial Statements and Schedules are filed as part of this Annual Report.

              (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

         (b) Reports on Form 8-K. The Partnership filed one Current Report on Form 8-K dated November 26, 1997 reporting on Items No. 2 (Acquisition or Disposition of Assets) and No. 7 (Financial Statements and Exhibits).

         (c) Reports on Form 8-K/A. The Partnership filed one current report on Form 8-K/A dated November 1997, reporting on Items No. 2 (Acquisition or Disposition of Assets) and No. 7 (Financial Statements and Exhibits).

                     NEW ENGLAND LIFE PENSION PROPERTIES;
                       A REAL ESTATE LIMITED PARTNERSHIP



                             Financial Statements


                                * * * * * * *



                               December 31, 1997

                     NEW ENGLAND LIFE PENSION PROPERTIES;
                     -----------------------------------
                       A REAL ESTATE LIMITED PARTNERSHIP
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------




Report of Independent Accountants

Financial Statements:

      Balance Sheets - December 31, 1997 and 1996

      Statements of Operations - Years ended December 31, 1997, 1996 and 1995

      Statements of Partners' Capital - Years ended December 31, 1997, 1996 and 1995

      Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

      Notes to Financial Statements

Financial Statement Schedules:

      Schedule III - Real Estate and Accumulated Depreciation at December 31,
      1997

      Schedule IV - Mortgage Loans on Real Estate at December 31, 1997



All other schedules have been omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Partners


NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Life Pension Properties; A Real Estate Limited Partnership (the "Partnership") at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Copley Properties Company, Inc., the General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the General Partner, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
------------------------

Boston, Massachusetts
March 18, 1998

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP


BALANCE SHEETS
                                                            December 31,
                                                     -----------------------
                                                          1997         1996
                                                     ----------  -----------
ASSETS

Real estate investments:
   Property held for disposition                     $5,161,213  $         -
   Ground leases and mortgage loans, net                      -    4,722,880
   Property, net                                              -    5,588,459
   Deferred leasing costs and other assets, net               -      269,876
                                                     ----------  -----------
                                                      5,161,213   10,581,215

Cash and cash equivalents                             1,309,837    2,300,885
Short-term investments                                1,543,736      498,869
Interest, rent and other receivables                     10,447       50,452
                                                     ----------  -----------

                                                     $8,025,233  $13,431,421
                                                     ==========  ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                     $   44,957  $   437,083
Accrued management fee                                   17,705            -
Deferred disposition fees                               868,855      654,543
                                                     ----------  -----------
Total liabilities                                       931,517    1,091,626
                                                     ----------  -----------

Partners' capital:
Limited partners ($115.37 and $360.00
 per unit, respectively; 30,000 units authorized,
  issued and outstanding)                             7,027,704   12,294,711
General partner                                          66,012       45,084
                                                     ----------  -----------
Total partners' capital                               7,093,716   12,339,795
                                                     ----------  -----------

                                                     $8,025,233  $13,431,421
                                                     ==========  ===========


               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                 Year ended December 31,
                                        --------------------------------------

                                              1997        1996         1995
                                        ----------   ---------   ----------
INVESTMENT ACTIVITY

Property rentals                        $  964,413   $ 788,265   $  780,127
Property operating expenses               (350,224)   (343,067)    (354,550)
Depreciation and amortization             (188,288)   (234,316)    (230,712)
                                        ----------   ---------   ----------
                                           425,901     210,882      194,865

Ground rentals and interest
 on mortgage loans                         429,127     800,210    1,196,169
(Provision for) credit from impaired
 mortgage loans                            400,000    (409,592)     260,000
                                        ----------   ---------   ----------

  Total real estate operations           1,255,028     601,500    1,651,034

Gain on sale of investment               1,117,467           -            -
                                        ----------   ---------   ----------

  Total real estate activity             2,372,495     601,500    1,651,034

Interest on cash equivalents
 and short-term investments                194,647     123,999      128,506
                                        ----------   ---------   ----------

  Total investment activity              2,567,142     725,499    1,779,540
                                        ----------   ---------   ----------

PORTFOLIO EXPENSES

Management fee                              50,072      86,044       98,302
General and administrative                  96,976      99,955      111,970
                                        ----------   ---------   ----------
                                           147,048     185,999      210,272
                                        ----------   ---------   ----------

NET INCOME                              $2,420,094   $ 539,500   $1,569,268
                                        ==========   =========   ==========

Net income per limited
  partnership unit                          $79.86      $17.80       $51.79
                                        ==========   =========   ==========

Cash distributions per limited
  partnership unit                         $255.43     $223.57       $32.80
                                        ==========   =========   ==========

Number of limited partnership units
  outstanding during the year               30,000      30,000       30,000
                                        ==========   =========   ==========


               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL

                                            Year ended December 31,
                        ----------------------------------------------------------------------
                           1997                     1996                     1995
                        ----------              -----------              ----------
                        General   Limited       General    Limited       General   Limited
                        Partner   Partners      Partner    Partners      Partner   Partners
                        -------   -----------   --------   -----------   -------   -----------
Balance at beginning
  of year               $45,084   $12,294,711   $ 50,874   $18,467,706   $45,121   $17,898,131

Cash distributions       (3,273)   (7,662,900)   (11,185)   (6,707,100)   (9,940)     (984,000)

Net income               24,201     2,395,893      5,395       534,105    15,693     1,553,575
                        -------   -----------   --------   -----------   -------   -----------

Balance at end
  of year               $66,012   $ 7,027,704   $ 45,084   $12,294,711   $50,874   $18,467,706
                        =======   ===========   ========   ===========   =======   ===========


               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                            Year ended December 31,
                                                   ---------------------------------------

                                                          1997          1996          1995
                                                   -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $ 2,420,094   $   539,500   $ 1,569,268
 Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization                        188,288       234,316       230,712
  Provision for (credit from) impaired
   mortgage loans                                     (400,000)      409,592      (260,000)
  Gain on sale of investment                        (1,117,467)            -             -
  Increase in deferred leasing costs
   and other assets                                     (7,623)     (116,164)      (22,623)
  Decrease (increase) in operating
   receivables                                           1,672        73,476       (88,234)
  Increase (decrease) in operating liabilities        (119,811)      (81,166)      (16,596)
                                                   -----------   -----------   -----------
   Net cash provided by operating activities           965,153     1,059,554     1,412,527
                                                   -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from sale of investment                6,795,003     2,267,919             -
 Repayment of mortgage loan investment                       -     4,108,484             -
 Capital expenditures on owned property and
  property collateralizing ground lease/
  mortgage loan investments                           (254,476)     (428,550)     (550,779)
 Decrease (increase) in short-term investments,
  net                                               (1,044,867)      610,945    (1,094,854)
 Increase in deferred disposition fees                 214,312       196,775             -
                                                   -----------   -----------   -----------
   Net cash provided by (used in) investing
       activities                                    5,709,972     6,755,573    (1,645,633)
                                                   -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITY:
 Distributions to partners                          (7,666,173)   (6,718,285)     (993,940)
                                                   -----------   -----------   -----------
    Net cash used in financing activity             (7,666,173)   (6,718,285)     (993,940)
                                                   -----------   -----------   -----------

 Net increase (decrease) in cash and cash
  equivalents                                         (991,048)    1,096,842    (1,227,046)

 Cash and cash equivalents:
  Beginning of year                                  2,300,885     1,204,043     2,431,089
                                                   -----------   -----------   -----------

  End of year                                      $ 1,309,837   $ 2,300,885   $ 1,204,043
                                                   ===========   ===========   ===========

NON-CASH TRANSACTION:

     Effective October 14, 1997, the Partnership's ground lease and mortgage loan investment in Rivers Corporate Park was converted to a wholly-owned property. The carrying value of the investment at conversion was $5,161,213.

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     General

     New England Life Pension Properties; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in June 1983, and acquired six real estate investments through 1985, five of which have been sold as of December 31, 1997. The Partnership intended to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the general partner has extended the investment period into 1998, having determined it to be in the best interest of the limited partners.

     The general partner of the Partnership is Copley Properties Company, Inc., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). Subject to the general partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

     On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW operations"). Simultaneously, a new entity, AEW Capital Management, L.P., was formed into which NEIC contributed its interest in Copley and its affiliates.
As a result, the AEW operations were combined with Copley to form the business operations of AEW Capital Management, L.P. At year end 1997, NEIC completed a restructuring plan under which it contributed all of its operations to a newly formed private partnership, NEIC Operating Partnership, L.P., in exchange for a general partnership interest in the newly formed entity. As such, at December 31, 1997, AEW Capital Management, L.P. is wholly owned by NEIC Operating Partnership, L.P. AEW is a subsidiary of AEW Capital Management, L.P. AEW is a subsidiary of AEW Capital Management, L.P.

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

     At December 31, 1997 and 1996 an affiliate of the general partner owned 1,094 units of limited partnership interest, which were repurchased from certain qualified plans, within specified annual limitations provided for in the Partnership Agreement.

     Management

     AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. Acquisition fees were paid in an amount equal to 2% of the gross proceeds from the offering available for investment. Disposition fees are limited to the lesser of 3% of the selling price of the property or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payment of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

     New England Securities Corporation ("NESC"), an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $5,486, $5,231 and $4,719 in 1997, 1996 and 1995, respectively.

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

     Property

     Property, including ground lease and mortgage loans which are in substance real estate investments, includes land, building and improvements which are stated at cost less accumulated depreciation plus other operating assets and liabilities. The Partnership's inititial carrying value of property previously reported as a ground lease/mortgage loan equals the carrying value of the predecessor investment on the conversion date.

     The Partnership and an affiliate previously shared common ownership of an investment. The form of the investment was a combination ground lease and mortgage loan, as described above; however, in this case (Willows Shopping Center), substantial economic risks of property ownership rested with the Partnership and its affiliate. Accordingly, the investment was accounted for as owned property, although the Partnership and its affiliate had a priority claim to all unrecognized contractual revenue. The Partnership's financial statements included its proportionate ownership share (25%) of the individual assets, liabilities, revenue and expenses related to the property. Land and buildings and improvements (net of accumulated depreciation) were classified as property in the balance sheet. This investment asset was sold during 1997.

     Realizability of Real Estate Investments

     The Partnership considers a real estate investment to be impaired when it determines the carrying value of the investment is not recoverable through expected undiscounted cash flows from the operations and disposition of the property. The impairment loss is based on the excess of the investment's carrying value over its estimated fair market value. For investments held for disposition, the impairment loss also includes estimated costs of sale. Investments held for disposition are not depreciated during the holding period.

     The carrying value of an investment may be more or less than its current appraised value. At December 31, 1997, the appraised value of the investment exceeded its carrying value; the aggregate excess was approximately $700,000.

     The current appraised value of the real estate investment has been estimated by the General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

     The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost plus accrued interest, which approximates market value. At December 31, 1997 and 1996, all investments were in commercial paper with less than six and three months, respectively, remaining to maturity.

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

     Effective January 1, 1998, the Partnership adopted FAS 128 "Earnings per Share," which simplifies the standards of reporting earnings per share (EPS) previously found in APB Opinion No. 15. It provides guidance on the computation and disclosure of basic and diluted EPS and requires restatement of prior periods for comparative purposes. The adoption of FAS 128 did not have a material impact on the Partnership's financial statements.

     Reclassifications

     Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.


NOTE 3 - INVESTMENTS IN GROUND LEASES AND MORTGAGE LOANS
--------------------------------------------------------

Rivers Corporate Park, Columbia, Maryland

In 1984, the Partnership acquired a ground lease investment and mortgage loan investment for $1,100,000 and $4,000,000, respectively. The ground lease investment and mortgage loan investment originally had fixed interest rates of 11.5% and were payable monthly. The mortgage loan is secured by a first mortgage on the Rivers Corporate Park buildings and by the ground leasehold interest. The mortgage loan on Rivers Corporate Park matured on March 31, 1994.

In September 1996, the sole tenant filed for Chapter 11 bankruptcy protection and ceased paying rent. As part of the bankruptcy, the tenant sold its assets
to another company.   During the fourth quarter of 1996, the Partnership
determined that the mortgage loan was impaired and recorded a valuation allowance of $400,000. In September 1997, the Partnership's ground lessee received a settlement for amounts due under the tenant's lease and paid the Partnership ground rent and interest payments on the mortgage loan that had not been paid since the bankruptcy filing.

In October 1996, the Partnership reached an agreement in principle (the "Agreement") with the borrower on the Rivers Corporate Park mortgage loan which had matured in March 1994, whereby the maturity date was to be extended to December 1997. Pursuant to the Agreement the fixed interest and ground rental payments were reduced from 11.5% to 9.5% and the Partnership's rate of participation in revenue from Rivers Corporate Park increased from 50% to 80%. In October 1997, the Partnership formally executed the Agreement to renew the mortgage loan at the previously agreed upon terms. These changes were retroactive to January 1, 1996; however, any adjustment to amounts previously recognized by the Partnership as revenue were insignificant. In addition, the Agreement was further amended whereby the Partnership gained the right to cause a sale of the property without the borrower's consent. Accordingly the Partnership converted this investment to an owned property on the date the Agreement was executed.

The ground lease has a term of fifty years and provides for additional rent equal to a percentage, ranging from 50% to 80%, of gross revenues in excess of a base amount from the rental of the buildings situated on the land. Percentage rent totaled $12,021, $1,322, and $7,413 in 1997, 1996 and 1995, respectively.
The Partnership is also entitled to that same percentage of the net proceeds from the sale of the entire property after it has recovered its cash investment in the land and mortgage loan. The lease agreements require the lessee to pay all operating expenses related to the subject land.

As a result of the execution of the Agreement which, among other changes, increased the Partnership's participation in revenues and proceeds from sale of the collateral to 80%, the Partnership has recorded the Rivers Corporate Park investments as an owned "Property" effective in October 1997. Net income from real estate operations for the fourth quarter of 1997 amounted to approximately $120,000 for Rivers Corporate Park.

Additionally, during the fourth quarter of 1997 the Partnership reclassified the Rivers Corporate Park Property to Property Held for Disposition due to the execution of a purchase and sale agreement on the property. On March 4, 1998, the Rivers Corporate Park was sold (see Note 7 - Subsequent Events).

The following is a summary of the Partnership's investments in the Rivers Corporate Park ground lease and mortgage loan investment:

                                            December 31,
                                      -------------------------
                                          1997         1996
                                      ------------  -----------
     Cash invested                    $ 5,100,000   $5,100,000

     Unamortized closing costs and
       acquisition fees, net               22,880       22,880

     Accrued ground lease and
       mortgage loan receivables           38,333            -

     Valuation allowance for
       impaired mortgage loans           (400,000)    (400,000)

     Recovery of valuation allowance
       for impaired mortgage loans        400,000            -

     Transfer to property held for
       disposition                     (5,161,213)           -
                                      -----------   ----------

                                      $         -   $4,722,880
                                      ===========   ==========

     Sale of Decatur TownCenter

     Decatur TownCenter in Decatur, Georgia was sold on October 10, 1996. The net sale proceeds received by the Partnership were used to repay the ground lease investment and the carrying value of the mortgage loans. Since the mortgage loans were impaired, their carrying value had been previously reduced to estimated fair market value, less anticipated costs of sale and thus no gain or loss on the sale was recognized. The total valuation allowance at the date of sale was $2,349,592, including $9,592 provided in 1996, which included a disposition fee of $196,775 payable to AEW. On October 25, 1996, the Partnership made a capital distribution to the limited partners in the aggregate amount of $5,599,800 ($186.66 per limited partnership unit) with proceeds from this sale.

     Valuation Allowance

     The activity in the valuation allowance during 1996 and 1997, together with the related recorded and carrying value of the impaired mortgage loans at the beginning and end of each year, are summarized in the table below.

                                               Recorded     Valuation      Carrying
                                                Value       Allowance       Value
                                             ------------  ------------  ------------
Balance at January 1, 1996                   $ 6,781,928   $(2,340,000)  $ 4,441,928
                                             ===========   ===========   ===========

Reduction in estimated fair market value
of collateral, net                                              (9,592)

Additional impaired loan                                      (400,000)

Sale of collateral (Decatur TownCenter)                      2,349,592
                                                           -----------

Balance at December 31, 1996                   4,000,000      (400,000)    3,600,000
                                             ===========   ===========   ===========

Accrued interest receivable                       38,333                      38,333

Reversal of impairment of loan                         -       400,000       400,000

Transfer to Property Held for Disposition
     (Rivers Corporate Park)                  (4,038,333)            -    (4,038,333)

Balance at December 31, 1997                 $         -   $         -   $         -
                                             ===========   ===========   ===========

Except for the effect of the mortgage loan restructuring, the average recorded value of the impaired mortgage loans did not differ materially from the balances at the end of the period.


NOTE 4 - INVESTMENTS IN PROPERTY
--------------------------------

     The Willows Shopping Center investment (the "Willows"), acquired in 1984, was owned jointly with an affiliate of the Partnership (the "Affiliate"); the Partnership had a 25% ownership share. The ground lessee/mortgagor stopped paying interest on the mortgage loan as of March 1990. As a result, the Partnership and its Affiliate began foreclosure proceedings to take possession of the property. A protracted series of legal interactions ensued, including the filing of an involuntary bankruptcy petition by the second leasehold mortgagee. In June 1991, the Partnership and its Affiliate sold the mortgage note to the original owner of the Willows, who in turn undertook and completed the foreclosure action. The Partnership and its Affiliate received a new mortgage note; the principal related to the Partnership's share was $3,715,802. The note bore interest at 9.323% per annum, payable monthly; however, it could accrue with interest compounded at 11%. The loan was to mature on June 18, 2001. The original owner also assumed the ground lease. The ground lease provided for annual rental payments to the Partnership of $137,500. Rental payments were accruable through June 1996, with interest compounding at 11%; however, the Partnership had permitted additional accrual beyond that date as it evaluated various alternatives. The ground lease also provided for participation rentals at 70% of gross revenues in excess of a base amount to the Partnership and its Affiliate. Under this investment arrangement, the Partnership and its Affiliate were bearing substantial economic risks of ownership; accordingly, the investment was accounted for as a jointly owned property.

     In connection with a major renovation of the property, on January 1, 1995, the Partnership and its Affiliate committed to make a construction loan to the ground lessee in the amount of $2,500,000. This loan was also accounted for as an investment in property. The Partnership's share was $625,000 of which $309,181 had been funded as of December 31, 1996. Interest accrued at 11% compounded monthly; debt service payments began on January 1, 1996, including principal payments based upon a 15-year amortization schedule. The note was to mature on December 31, 1997, however, this property was sold on September 18, 1997. The Partnership received its 25% share of the net proceeds totaling $7,009,315, after closing costs, and recognized a gain of $1,117,467 ($36.88 per limited partnership unit). A disposition fee of $214,312 was accrued but not paid to AEW. On October 30, 1997, the Partnership made a capital distribution to the limited partners in the aggregate amount $7,012,500 ($233.75 per limited partnership unit) with proceeds from this sale and partially from proceeds from previously established capital reserves.

NOTE 5 - INCOME TAXES
---------------------

     The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                                          Year ended December 31,
                                            --------------------------------------------------
                                                1997                1996               1995
                                                ----                ----               ----
Net income per financial
 statements                                 $ 2,420,094         $   539,500         $1,569,268

Timing differences:
 Ground rent and mortgage
  loan interest (1)                             283,515             947,478            688,074
 (Loss) gain on sale                         (3,886,969)         (3,631,081)                 -
 Valuation allowance
  (recovery)                                   (400,000)            400,000           (260,000)
                                            -----------         -----------         ----------

Taxable (loss) income                       $(1,583,360)        $(1,744,103)        $1,997,342
                                            ===========         ===========         ==========

(1) Represents additional contractual revenue recognized for tax purposes related to the Willows Shopping Center.

NOTE 6 - PARTNERS' CAPITAL
--------------------------

     Allocations of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partner. Cash distributions are made quarterly.

     Net sales proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partner. As a result of such transactions, the adjusted capital contribution per limited partnership unit was reduced from $1,000 to $790 during 1985, from $790 to $740 during 1991, from $740 to $546.66 during 1994, from $546.66 to $360 during 1996 and from $360 to $115.37 during 1997. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partner is allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partner.


  Note 7 - Subsequent Events
  --------------------------

Distributions of cash from operations relating to the quarter ended December 31, 1997 were made on January 29, 1998 in the aggregate amount of $179,091 ($5.91 per weighted average limited partnership unit).

On March 4, 1998, the Rivers Corporate Park property located in Columbia, Maryland, was sold to an unaffiliated third party (the "Buyer") for $6,375,000. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The Partnership received net proceeds of $5,104,038 in full satisfaction of its ground lease and mortgage loan investments and related accrued interest. The Partnership received additional proceeds of approximately $789,000 after closing costs as its participation share of the remaining proceeds after it recovered its investment in the land and mortgage loan.

                     NEW ENGLAND LIFE PENSION PROPERTIES;
                       A REAL ESTATE LIMITED PARTNERSHIP          SCHEDULE III

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AT DECEMBER 31, 1997

                                                                                     Costs Subsequent
                                              Initial Costs to Partnership            to Acquisitions
                                  -------------------------------------------        -----------------
                                   Encum -                       Buildings &             Improve -
Description                       brances          Land         Improvements               ments
-----------                      ----------     -----------     ------------           -------------
Research and Development
 Facility
 Columbia, Maryland               Note A         1,122,880            --                    --

                                 -------------------------------------------------------------------
          Total                                 $1,122,880                $0                      $0
                                 ===================================================================

                                      Gross Amount at Which
                                    Carried at Close of Period
                                 ---------------------------------
                                                     Buildings &          Accrued                            Accumulated
Description                         Land             Improvements       Ground Rent          Total           Depreciation
-----------                      ----------         --------------      -----------        -----------       ------------
Research and Development
 Facility
 Columbia, Maryland               1,122,880           4,038,333             --              5,161,213             --

                                 -----------------------------------------------------------------------------------------
          Total                  $1,122,880          $4,038,333                 $0         $5,161,213                 $0
                                 =========================================================================================


                                  Date of              Date            Depreciable
Description                       Construction       Acquired              Life
-----------                       ------------       --------           -----------
Research and Development
 Facility
 Columbia, Maryland                  --                03/28/84             --

                                 __________________________________________________
          Total
                                 ==================================================

          Notes:
          (A) The senior mortgage on the property is held by New England Life Pension Properties. 1997 additions represent a reclass of mortgage loan investment to property (see Note 3 to the Financial Statements)

(B) Reconciliation of real estate owned:                                 1995                   1996                  1997
                          Balance at beginning of year                 $8,535,439            $8,951,218             $7,690,314
                                  Acquisitions                            415,779               683,162              4,038,333
                                  Dispositions                                  0            (1,944,066)            (6,567,434)
                                                                     ------------          ------------          -------------
                          Balance at end of year                       $8,951,218            $7,690,314             $5,161,213
                                                                     ============          ============          =============

Accumulated depreciation: Balance at beginning of year                   $581,911              $766,954               $978,975
                                  Depreciation expense                    185,043               212,021                171,825
                                  Disposition                                   0                     0             (1,150,800)
                                                                     ------------          ------------          -------------
                           Balance at end of year                        $766,954              $978,975                     $0
                                                                     ============          ============          =============

                     NEW ENGLAND LIFE PENSION PROPERTIES;
                       A REAL ESTATE LIMITED PARTNERSHIP

                         MORTGAGE LOANS ON REAL ESTATE
                             AT DECEMBER 31, 1997

                                                                     SCHEDULE IV


                                                                                                       Valuation
                                          Final       Periodic                           Cost          allowance        Accrued
                            Interest    Maturity       Payment       Face Amount       Recovery       for impaired      Interest
Description                   Rate        Date          Terms        of Mortgage       Allowance     Mortgage loans    Receivable
-----------                ----------   ---------    ----------    ---------------   ------------   ---------------- -------------
Research and Development
 Facility                                             Interest
 Columbia, Maryland             11.50%  03/28/94       Monthly          4,000,000           --                --           38,333
                          (See Note 3)                Principal
                                                     at Maturity
                           -------------------------------------------------------------------------------------------------------
       Total                                                           $4,000,000              $0                 $0      $38,333
                           =======================================================================================================
                                                             Carrying
                                           Reclass          Amount of
Description                                  (1)            Mortgage
                                        -------------     -------------
Research and Development
 Facility
 Columbia, Maryland                       (4,038,333)               $0
                                        _____________     _____________
                   Total                 ($4,038,333)               $0
                                        =============     =============


                                                                                     1995:             1996:           1997:
                           Balance at beginning of year                            $8,048,662        $8,441,928      $3,600,000
                           Reclass of accrued interest receivable                           0                 0         $38,333
                           Valuation recovery (allowance) for impaired loans          260,000          (409,592)        400,000
                           Increase in accrued ground lease/mortgage
                                 loan receivables                                     135,000                 0               0
                           Amortization of deferred acquisition fees                   (1,734)                0               0
                           Reclass (1)                                                      0                 0      (4,038,333)
                           Disposition                                                      0        (4,432,336)              0
                                                                                  ------------     -------------  --------------

                           Balance at end of year                                  $8,441,928        $3,600,000              $0
                                                                                  ============     =============  ==============

Notes:
(1) - Represents the reclass of the Partnership's mortgage loan investment to Property (see Note 3 to the Financial Statements)

                              FINANCIAL STATEMENTS
                                  INDEX NO. 2

                   AUDITOR'S REPORT AND FINANCIAL STATEMENTS

                 OF M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
            (REFERRED TO ELSEWHERE HEREIN AS RIVERS CORPORATE PARK)



Independent Auditor's Report of Wolpoff & Company

Balance Sheet - December 31, 1997 and 1996

Statement of Income - For the Years Ended December 31, 1997, 1996 and 1995

Statement of Partners' Capital - For the Years Ended December 31, 1997, 1996 and 1995

Statement of Cash Flows - For the Years Ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP

                                FINANCIAL REPORT

                               DECEMBER 31, 1997

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                                    CONTENTS
                                    --------

                               DECEMBER 31, 1997
                               -----------------

ACCOUNTANT'S REVIEW REPORT                                           1

FINANCIAL STATEMENTS

  Balance Sheet                                                  2 - 3

  Statement of Income                                                4

  Statement of Partners' Capital                                     5

  Statement of Cash Flows                                        6 - 7

  Notes to Financial Statements                                 8 - 12

ACCOUNTANT'S REPORT ON SUPPLEMENTARY INFORMATION                    13


SUPPLEMENTARY INFORMATION

  Schedule of Changes in Partners' Capital - Income Tax Basis       14

  Supplemental Ground Rent                                          15

              [LETTERHEAD OF WOLPOFF & COMPANY, LLP APPEARS HERE]



To the Partners
M.O.R. XVIII Associates Limited Partnership
Columbia, Maryland


We have reviewed the balance sheet of M.O.R. XVIII Associates Limited Partnership as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for the three years ended December 31, 1997, 1996, and 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of M.O.R. XVIII Associates Limited Partnership.

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



                                           /s/ WOLPOFF & COMPANY, LLP

                                               WOLPOFF & COMPANY, LLP



Baltimore, Maryland
January 23, 1998

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                                 BALANCE SHEET
                                 -------------


                                    ASSETS
                                    ------

                                                                                     December 31,
                                                                           --------------------------------

                                                                                 1997             1996
                                                                           ---------------  ---------------
PROPERTY, AT COST - Notes 1 and 2
  Land, 5.3 Acres - Building No. 2 (11 Acres are leased - See Note 5)       $      762,452   $      762,452
  Building No. 1                                                                 2,449,170        2,449,170
  Building No. 2                                                                 2,754,990              -0-
  Tenant Improvements                                                            1,138,724        1,138,724
  Construction in Progress - Building No. 2                                            -0-        2,597,015
  Deferred Costs                                                                   489,346          620,740
                                                                           ---------------  ---------------
                                                                                 7,594,682        7,568,101
  Less Accumulated Depreciation and Amortization                                (1,354,658)      (1,316,878)
                                                                           ---------------  ---------------

          PROPERTY, NET                                                          6,240,024        6,251,223
                                                                           ---------------  ---------------
OTHER ASSETS
  Restricted Funds                                                                  48,042           47,199
  Receivable From Tenants                                                               62          134,952
  Receivable, Affiliates - Note 3                                                   40,512           40,512
  Prepaid Expenses                                                                  73,567            6,573
                                                                           ---------------  ---------------

          TOTAL OTHER ASSETS                                                       162,223          229,236
                                                                           ---------------  ---------------

                                                                            $    6,402,247   $    6,480,459
                                                                           ===============  ===============

_______________

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                                 BALANCE SHEET
                                 -------------

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

                                                                      December 31,
                                                             --------------------------------

                                                                  1997             1996
                                                             ---------------  ---------------
LIABILITIES
  Mortgages Payable - Note 2                                  $ 6,934,185      $ 4,000,000
  Bank Note Payable - Note 2                                      188,606              -0-
  Construction Loan Payable - Note 2                                  -0-        1,793,887
  Payable, Affiliates - Note 3                                    477,131          585,924
  Accounts Payable and Accrued Expenses                            20,902          951,093
  Tenant Security Deposits                                         22,936           43,161
  Prepaid Tenant Reimbursements                                    21,671              -0-
  Accrued Interest Payable                                            -0-           65,531
                                                             ---------------  ---------------

      TOTAL LIABILITIES                                         7,665,431        7,439,569

COMMITMENTS AND CONTINGENCY - Note 5

PARTNERS' CAPITAL - Note 1                                     (1,263,184         (959,137)
                                                             ---------------  ---------------

                                                              $ 6,402,247      $ 6,480,459
                                                             ===============  ===============

_______________

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                              STATEMENT OF INCOME
                              -------------------

                                                                Year Ended December 31,
                                                     -------------------------------------------

                                                          1997             1996         1995
                                                     --------------  -------------- ------------
REVENUE - Notes 1 and 4
  Rental Income                                        $ 1,223,211     $   677,374   $  677,374
      Less:  Vacancy Loss                                  380,700             -0-          -0-
                                                     --------------  -------------- ------------
      Net Rental Income                                    842,511         677,374      677,374
  Lease Termination Income - Note 4                        246,898             -0-          -0-
  Expense Reimbursement From Tenants                        45,776             -0-          -0-
  Interest and Other Income                                  4,000          15,563        4,072
                                                     --------------  -------------- ------------

      TOTAL REVENUE                                      1,139,185         692,937      681,446
                                                     --------------  -------------- ------------
EXPENSES
  Property Taxes                                            93,565           6,602        9,751
  Utilities                                                 93,743             -0-          -0-
  Legal and Accounting                                      58,858          15,560        3,700
  Management Fees - Note 3                                  39,692          19,045       19,232
  Repairs and Maintenance                                   33,616             -0-          -0-
  General and Administrative                                 9,754             409        7,342
  Bad Debt - Note 4                                            -0-         668,335          -0-
                                                     --------------  -------------- ------------

      TOTAL EXPENSES                                       329,228         709,951       40,025
                                                     --------------  -------------- ------------

OPERATING INCOME (LOSS)                                    809,957         (17,014)     641,421
                                                     --------------  -------------- ------------

MORTGAGE INTEREST AND GROUND RENT
  Interest on Mortgage #1 - Note 2                         380,000         380,000      460,000
  Interest on Mortgage #2 - Note 2                         232,351             -0-          -0-
  Interest on Bank Note - Note 2                            18,613             -0-          -0-
  Ground Rent - Note 5                                     116,521         105,822      154,538
                                                     --------------  -------------- ------------
                                                           747,485         485,822      614,538
                                                     --------------  -------------- ------------
INCOME (LOSS) BEFORE DEPRECIATION                           62,472        (502,836       26,883

DEPRECIATION AND AMORTIZATION                             (196,524)        (66,529)     (74,666)
                                                     --------------  -------------- ------------

NET LOSS - Notes 1 and 6                               $  (134,052)    $  (569,365)  $  (47,783)
                                                     ==============  ============== ============

_______________

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  ------------------------------------------

                        STATEMENT OF PARTNERS' CAPITAL
                        ------------------------------

                                                               Year Ended December 31,
                                                   -----------------------------------------------

                                                        1997              1996           1995
                                                   --------------     -------------  -------------
CAPITAL CONTRIBUTIONS
  Prior Years                                      $   1,710,172      $  1,489,546   $  1,489,546
  Current Year - Note 3                                   80,952           220,626            -0-
                                                   --------------     -------------  -------------
                                                       1,791,124         1,710,172      1,489,546
                                                   --------------     -------------  -------------
DISTRIBUTIONS
  Prior Years                                         (1,674,981)         (788,241)      (788,241)
  Current Year - Note 3                                 (250,947)         (886,740)           -0-
                                                   --------------     -------------  -------------
                                                      (1,925,928)       (1,674,981)      (788,241)
                                                   --------------     -------------  -------------
ACCUMULATED LOSSES
  Prior Years                                           (994,328)         (424,963)      (377,180)
  Current Year                                          (134,052)         (569,365)       (47,783)
                                                   --------------     -------------  -------------
                                                      (1,128,380)         (994,328)      (424,963)
                                                   --------------     -------------  -------------

TOTAL PARTNERS' CAPITAL (DEFICIT)                  $  (1,263,184)     $   (959,137)  $    276,342
                                                   ==============     =============  =============

_______________

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------


                                                                                 Year Ended December 31,
                                                                      ---------------------------------------------

                                                                            1997           1996           1995
                                                                      --------------- --------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                             $     (134,052) $     (569,365) $    (47,783)
                                                                      --------------- --------------- -------------
  Adjustments to Reconcile Net Loss
     to Net Cash Provided by Operating Activities
        Depreciation and Amortization                                         196,524          66,529        74,666
        Interest Expense Paid by Affiliate                                     18,613             -0-           -0-
        Change in Receivables From Tenant                                     134,890         509,085       (22,519)
        Change in Restricted Funds                                               (883)        105,357        (6,983)
        Change in Prepaid Expenses                                            (66,994)         (6,573)       20,625
        Increase in Accounts Payable and Accrued Expenses                      18,136          27,169         1,271
        Decrease in Accrued Interest Payable                                  (65,531)            -0-           -0-
        Decrease in Security Deposits                                         (20,225)            -0-           -0-
        Decrease in Prepaid Tenant Reimbursements                              21,671             -0-           -0-
                                                                      --------------- --------------- -------------

           Total Adjustments                                                  236,201         701,567        67,060
                                                                      --------------- --------------- -------------

              Net Cash Provided by Operating Activities                       102,149         132,202        19,277
                                                                      --------------- --------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction Costs, Net of Accounts Payable                              (1,106,304)     (1,419,451)          -0-
  Leasing Commissions                                                         (27,350)       (217,681)          -0-
  Change in Receivable, Partner                                                   -0-         150,000           -0-
                                                                      --------------- --------------- -------------

              Net Cash Used by Investing Activities                        (1,133,654)     (1,487,132)          -0-
                                                                      --------------- --------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Construction Loan                                           1,281,113       1,793,887           -0-
  Mortgage Principal Payments                                                (140,815)            -0-           -0-
  Change in Payable, Affiliates                                              (108,793)        225,663       (19,347)
  Capital Contributions                                                           -0-         220,626           -0-
  Distributions to Partners                                                       -0-        (886,740)          -0-
                                                                      --------------- --------------- -------------

              Net Cash Provided (Used) by Financing Activities              1,031,505       1,353,436       (19,347)
                                                                      --------------- --------------- -------------

                                  (Continued)

_______________

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                                                     Year Ended December 31,
                                                            ---------------------------------------------

                                                                 1997            1996            1995
                                                            -------------   -------------   -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    $        -0-    $     (1,494)   $        (70)

CASH, BEGINNING OF YEAR                                               -0-           1,494           1,564
                                                            -------------   -------------   -------------

CASH, END OF YEAR                                            $        -0-    $        -0-    $      1,494
                                                            =============   =============   =============

SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:
     Cash Paid During the Year for Interest
       Expensed                                              $    669,298    $    458,625    $    539,244
       Capitalized                                           $        -0-    $     10,759    $        -0-
                                                            =============   =============   =============

SUPPLEMENTAL SCHEDULE OF
  NONCASH FINANCING ACTIVITIES:
  Note 1: 1997 Distributions represent the transfer
          to the Partnership by a partner of a note
          payable (see Note 3).                              $    250,947    $        -0-    $        -0-

          Payments on the loan made by the partner
          classified as capital contributions in 1997        $     80,752    $        -0-    $        -0-
                                                            =============   =============   =============

  Note 2: During 1997, the construction loan was converted to a mortgage payable of $3,075,000 (see Note 2).

____________________

See Accountant's Review Report.
The notes to financial statements are an integral part of this statement.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1997
                               -----------------


Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization
          ------------
          M.O.R. XVIII Associates Limited Partnership (the Partnership) was formed in 1982 pursuant to an agreement under the Maryland Uniform Limited Partnership Act.

          Property
          --------

          The Partnership owns a leasehold interest in a 75,000-square-foot office/warehouse building (Building No. 1) in Columbia (Howard County), Maryland. See Note 5 regarding the related land lease. The development of the property was completed and operations commenced in February 1984.

          In 1996, the Partnership constructed a building (Building No. 2) containing 35,000 square feet of leasable space on 5.3 acres of land adjacent to Building No. 1. The building was completed and operations commenced on January 1, 1997. GTS/Duratek leases the building (see
          Note 4).

          Carrying costs and expenses incurred during the construction of Building No. 2 were capitalized and included in the building cost.

          Depreciation
          ------------
          Building and improvement costs are being depreciated using the straight-line method over the estimated useful life of 50 years.

          Amortization
          ------------
          Various deferred costs are being amortized as follows:

                                                         Amortization
                                         Amount            Period
                                       ------------      -----------
               Leasing Costs            $   186,750      3 - 10 Years
               Mortgage Costs               285,857      4 - 10 Years
               Organization Costs            16,739       Completed
                                       ------------

                                        $   489,346
                                       ============

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

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1997
                               -----------------


Note 2 -  DEBT SERVICE

          Mortgage Financing - Building No. 1
          -----------------------------------
          On March 28, 1984, the Partnership obtained permanent financing on the leasehold interest from New England Life Pension Properties in the amount of $4,000,000. Effective January 1, 1996, the loan was amended to reduce the interest rate from 11.5% to 9.5%, and the maturity date was extended from March 1994 to December 1997. The mortgage automatically renews each year for an additional 1 year term. Pertinent terms of the mortgage are as follows:

               Mortgage Amount                             $4,000,000
               Date Settled                              March 28, 1984
               Interest Rate                                  9.5%
               Total Annual Payments (Interest Only)        $380,000
               Maturity Date                            December 31, 1998

          Mortgage Financing - Building No. 2
          -----------------------------------

          On January 1, 1997, the Partnership converted construction financing on Building No. 2 to a four year mortgage. The lender is First Union National Bank of Maryland. The mortgage requires fixed monthly payments of principal and interest (totaling $326,520 annually). The mortgage also calls for an additional annual principal payment equal to the annual net cash flow. The additional principal payment for 1997 was $91,081, and the regular principal payments totaled $49,734. Pertinent terms of the mortgage are as follows:

          Mortgage Amount                                             $3,075,000
          Date Settled                                              January 1, 1997
          Interest Rate                       LIBOR+2.25% (adjusted daily) (8.2148% at December 31, 1997)
          Maturity Date                                             January 1, 2001
          Total Basic Annual Payments                                  $326,520
          Payment Constant                                              8.77%
          Contingent Principal Payment                       100% of annual net cash flow

          A related company, Manekin Corporation, is a guarantor on one half of the outstanding loan balance. The loan is personally guaranteed by certain partners of MRU Limited Partnership (MRU), a limited partner in this partnership.

          The construction loan originated September 1996, and bore interest at the LIBOR rate plus 225 basis points.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1997
                               -----------------


Note 2 -  Bank Note
          ---------
(Cont.) The Partnership has a note payable with First National Bank. This note bears interest at 8.2% and matures January 2001. Principal payments for the note are as follows:

                              1998                 $    62,340
                              1999                      62,340
                              2000                      62,340
                              2001                       1,586
                                                  ------------

                                                   $   188,606
                                                  ============

Note 3 -  RELATED PARTY TRANSACTIONS

          Management Fees
          ---------------
          The Partnership has entered into an agreement with Manekin Corporation, an affiliated entity, to act as management agent for the property. The management agreement provides for management fees equal to 3% of rent and tenant expense billings collected. Management fees totaled $39,692, $19,045, and $19,232 in 1997, 1996, and 1995,
          respectively.

          Receivable, Affiliates
          ----------------------
          As of December 31, 1997 and 1996, the Partnership had amounts due from various affiliated entities totaling $40,512.

          Payable, Affiliates
          -------------------
          The Partnership participates in a central disbursing cash account with various entities affiliated with the Partnership. As of December 31, 1997 and 1996, funds used by the Partnership in excess of the Partnership's cash balance amounted to $477,131 and $585,924, respectively, and are reflected as payable, affiliates.

          Construction Contracts
          ----------------------
          During 1996, the Partnership entered into contracts with Manekin Corporation, an affiliated entity, for the construction of Building No. 2 and related tenant improvements. The contracts amounted to approximately $2,286,000.

          Partner Contribution and Distribution
          -------------------------------------
          During 1997, MRU (a limited partner) transferred a liability of $250,947 to the Partnership (the partner's capital account was charged). The liability was a note owing to First National Bank, which was incurred in prior years in a transaction pertaining to the Partnership (Note 2). Throughout 1997, MRU continued to make the debt service payments totaling $80,952 (shown as a capital contribution). The payments included $18,613 of interest, which was expensed by the Partnership.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1997
                               -----------------


Note 4 -  TENANT LEASES

          Building No. 1
          --------------
          In March 1997, Crop Genetics vacated the building after filing bankruptcy. Crop Genetics had leased the space since December 1992. In 1996, the Partnership wrote off deferred rent receivables (straight-line rent) of $668,335. Lease termination income of $246,898 was received from the tenant in 1997.

          In April 1997, Gene Logic entered into a short-term lease with the Partnership to occupy 21,000 square feet of the building. The lease will terminate February 28, 1998. Future minimum rents to be received under the remaining 2 months of the lease total $95,810.

          Building No. 2
          --------------
          GTS/Duratek entered into a lease for Building No. 2, effective January 1, 1997. The 10-year lease is for 100% of the building. Annual rent is $424,250.

          Future minimum rents to be received under the noncancellable term of both leases are as follows:

                              1998                 $   520,360
                              1999                     424,550
                              2000                     424,550
                              2001                     424,550
                              2002                     424,550

Note 5 -  LAND SALE AND LEASEBACK

          On March 28, 1984, the Partnership entered into a sale-leaseback agreement, with New England Life Pension Properties (a real estate limited partnership). Pursuant to this agreement, the Partnership sold 11 acres of land (Building No. 1) for $1,100,000 in exchange for a 60-year net leasehold interest in the land. The annual rent is $104,500. The supplemental land rent is 80% of net revenues in excess of $508,095 (for 1996, it was 80% of gross revenue in excess of $597,000). Prior to January 1, 1996, the annual rent was $126,500, and the supplemental land rent was 50% of all gross revenues in excess of $597,000.

          The supplemental land rent was $12,021, $1,322, and $28,038 for 1997, 1996, and 1995, respectively.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1997
                               -----------------


Note 6 -  TAX ACCOUNTING

          The taxable loss of the Partnership differs from financial reporting as follows:

                                                     Current           Prior
                                                       Year            Years             Total
                                                   -------------  ---------------   ---------------
          Financial Income                          $   (134,052)  $    (994,328)    $  (1,128,380)
          Depreciation Adjustment                       (147,394)     (1,935,068)       (2,082,462)
          Amortization of Interest and Taxes                 -0-        (269,005)         (269,005)
          Capitalized Interest and
             Taxes on Undeveloped Land                       -0-         108,510           108,510
          Prepaid Tenant Reimbursements                   21,671             -0-            21,671
          Prepaid Property Taxes                         (64,174)         (6,573)          (70,747)
          Other                                              124             -0-               124
                                                   -------------  ---------------   ---------------

          Taxable Loss                              $   (323,825)  $  (3,096,464)    $   (3,420,289)
                                                   =============  ===============   ===============

Note 7 -  SUBSEQUENT EVENT

          The Partnership is currently negotiating to sell Building No. 1.

To the Partners
M.O.R. XVIII Associates Limited Partnership
Columbia, Maryland


                ACCOUNTANT'S REPORT ON SUPPLEMENTARY INFORMATION
                ------------------------------------------------


The accompanying supplementary information contained on pages 14 and 15 is presented for purposes of additional analysis. Such information has not been subjected to the same inquiries and analytical procedures applied in the review of the basic financial statements, but has been compiled from information that is the representation of the management of M.O.R. XVIII Associates Limited Partnership, without audit or review. Accordingly, we do not express an opinion or any other form of assurance on such supplementary information.


                                          /s/  WOLPOFF & COMPANY, LLP

                                               WOLPOFF & COMPANY, LLP



Baltimore, Maryland
January 23, 1998

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

          SCHEDULE OF CHANGES IN PARTNERS' CAPITAL - INCOME TAX BASIS
          -----------------------------------------------------------

                         YEAR ENDED DECEMBER 31, 1997
                         ----------------------------

                                              Partners'                                                Partners'
                              Partners'        Capital                                                  Capital
                              Ownership       (Deficit)     Capital                      Current       (Deficit)
                             Percentage       12/31/96    Contribution  Distributions   Year Loss       12/31/97
                            -------------   ------------  ------------  -------------   -----------  -------------
GENERAL PARTNER
 RA & DM, Inc.                    1.00%     $    (45,691)  $       -0-   $        -0-    $   (3,238) $     (48,929)

LIMITED PARTNER
 MRU Limited Partner             99.00%       (3,015,708)       80,952       (250,947)     (320,587)    (3,506,290)
                            -------------   ------------  ------------  -------------   -----------  -------------

                                100.00%     $ (3,061,399) $     80,952* $    (250,947)* $  (323,825) $  (3,555,219)
                            =============   ============  ============  =============   ===========  =============


* See Note 3.


_______________

See Accountant's Report on Supplementary Information.

                  M.O.R. XVIII ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                            SUPPLEMENTAL GROUND RENT
                            ------------------------

                               DECEMBER 31, 1997
                               -----------------

                                                                                      1997*
                                                                                 -------------
Gross Rental Receipts                                                             $   841,930
Less Operating Expenses                                                               318,809
                                                                                 -------------
Net Rental Receipts                                                                   523,121

Base Rent                                                                             508,095
                                                                                 -------------

Excess Rent Receipts Over Base Rent                                                    15,026

Supplemental Ground Rent Rate                                                            80.0%
                                                                                 -------------

Supplemental Ground Rent                                                          $    12,021
                                                                                 =============
                                                                 1996*                 1995
                                                            -------------        -------------
Rental Income                                                $    677,374         $   677,374
                                                            -------------        -------------

Deferred Rent Receivable
   Current Year                                                  (668,336)           (644,037)
   Prior Year                                                     644,037             619,738
                                                            -------------        -------------
                                                                  (24,299)            (24,299)
                                                            -------------        -------------
Rent Receivable
   Current Year                                                   (54,423)                -0-
   Prior Year                                                         -0-                 -0-
                                                            -------------        -------------
                                                                  (54,423)                -0-
                                                            -------------        -------------

Net Rent                                                          598,652             653,075

Base Rent                                                         597,000             597,000
                                                            -------------        -------------

Excess Net Rent Over Base Rent                                      1,652              56,075

Supplemental Ground Rent Rate                                        80.0%               50.0%
                                                            -------------        -------------

Supplemental Ground Rent                                     $      1,322         $    28,038
                                                            =============        =============


_______________

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

    _________________________________________
* Previously filed and incorporated herein by reference.

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

    _________________________________________
* Previously filed and incorporated herein by reference.

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

    _________________________________________
* Previously filed and incorporated herein by reference.

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


    _________________________________________
* Previously filed and incorporated herein by reference.

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

10DD.             Construction Loan Agreement dated January 1, 1995 by      *
                  and between Willows Concord Venture, A California
                  Limited Partnership as Borrower, and New England
                  Life Pension Properties; A Real Estate Limited
                  Partnership as Lender.

10EE. Second Amendment to Promissory Note dated as of February * 19, 1995 between the Registrant and Decatur TownCenter Associates, Ltd. ("Decatur").

10FF.             Second Amendment to Ground Lease dated as of February     *
                  19, 1995 between the Registrant and Decatur.

10GG.             Second Amendment to First Consolidated Amendatory         *
                  Agreement dated as of February 19, 1995 between the Registrant and Decatur.

10HH.             Third Amendment to Participation Agreement dated as of    *
                  February 19, 1995 among the Registrant, A.J. Land, Jr., David B. Pattillo and Lawrence P. Kelly.

27.               Financial Data Schedule
    _________________________________________
* Previously filed and incorporated herein by reference.

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

                              NEW ENGLAND LIFE PENSION PROPERTIES;
                              A REAL ESTATE LIMITED PARTNERSHIP



Date:  March 30, 1998         By:   /s/ Wesley M. Gardiner, Jr.
                                    -------------------------------------------
                                    Wesley M. Gardiner, Jr.
                                    President of the General Partner



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Title                         Date
     ---------                       -----                         ----



                                  President, Chief
                                  Executive Officer and
/s/ Wesley M. Gardiner, Jr.       Director                       March 30, 1998
----------------------------
    Wesley M. Gardiner, Jr


                                  Vice President and
/s/ Pamela J. Herbst              Director                       March 30, 1998
----------------------------
    Pamela J. Herbst

                                  Vice President and
/s/ J. Grant Monahon              Director                       March 30, 1998
----------------------------
    J. Grant Monahon


/s/ James J. Finnegan             Vice President                 March 30, 1998
----------------------------
    James J. Finnegan


                                  Treasurer and Principal Financial
/s/ Karin J. Lagerlund            and Accounting Officer         March 30, 1998
----------------------------
    Karin J. Lagerlund