Form 10-Q
period 1998-03-31
NEW ENGLAND LIFE PENSION PROPERTIES
filed 1998-05-13
CIK 711417

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

For Quarter Ended March 31, 1998             Commission File Number 0-11884


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

                                   FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1998

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEETS
(Unaudited)


                                          March 31, 1998   December 31, 1997
                                          --------------   -----------------

ASSETS

Real estate investments:
  Property, held for disposition              $        -          $5,161,213
                                              ----------          ----------
                                                       -           5,161,213


Cash and cash equivalents                      8,683,670           1,309,837
Short-term investments                                 -           1,543,736
Interest, rent and other receivables               9,538              10,447
                                              ----------          ----------
                                              $8,693,208          $8,025,233
                                              ==========          ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $   50,914          $   44,957
Accrued Management Fee                                 -              17,705
Deferred disposition fees                        964,480             868,855
                                              ----------          ----------
Total liabilities                              1,015,394             931,517
                                              ----------          ----------

Partners' capital:
   Limited partners ($115.37 per
     unit; 30,000 units authorized,
     issued and outstanding)                   7,605,961           7,027,704
   General partner                                71,853              66,012
                                              ----------          ----------
Total partners' capital                        7,677,814           7,093,716
                                              ----------          ----------

                                              $8,693,208          $8,025,233
                                              ==========          ==========


                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)

                                         Quarter Ended March 31,
                                           1998          1997
                                        -----------   -----------
INVESTMENT ACTIVITY

Property rentals                           138,415      $240,543
Property operating expenses                (67,238)      (72,667)
Depreciation and amortization                    -       (63,018)
                                          --------      --------
   Total real estate operations             71,177       104,858

Gain on sale of investment                 655,710             -
                                          --------      --------
   Total real estate activity              726,887       104,858


Interest on cash equivalents
   and short term investments               60,668        33,957
                                          --------      --------
   Total investment activity               787,555       138,815
                                          --------      --------

PORTFOLIO EXPENSES

General and administrative                  24,366        27,825
                                          --------      --------
                                            24,366        27,825
                                          --------      --------

Net Income                                $763,189      $110,990
                                          ========      ========

Net income per limited partnership
   unit                                     $25.19         $3.66
                                          ========      ========

Cash distributions per
   limited partnership unit                  $5.91      $      -
                                          ========      ========

Number of limited partnership
   units outstanding during the
   period                                   30,000        30,000
                                          ========      ========


                (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)

                                Quarter Ended March 31,
                             1998                   1997
                     ---------------------   ------------------
                     General      Limited    General   Limited
                     Partner      Partners   Partner   Partners
                     -------      --------   -------   --------
Balance at
beginning of
period             $66,012      $7,027,704   $45,084   $12,294,711


Cash
distributions       (1,791)       (177,300)        -             -


Net income           7,632         755,557     1,110       109,880
                   -------      ----------   -------   -----------

Balance at
end of period      $71,853      $7,605,961   $46,194   $12,404,591
                   =======      ==========   =======   ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                   Quarter Ended March 31,
                                            -------------------------------
                                                   1998         1997
                                             ------------   --------------


Net cash provided by operating activities      $  118,503    $  144,011
                                               ----------    ----------
Cash flows from investing activities:
  Capital expenditures on owned property                -        (4,476)
  Net proceeds from sale of property            5,795,060             -
  Deferred disposition fees                        95,625             -
  (Increase) decrease in short-term
     investments, net                           1,543,736       (47,444)
                                               ----------    ----------
       Net cash provided by (used in)
       investing activities                     7,434,421       (51,920)
                                               ----------    ----------

Cash flows from financing activity:
  Distributions to partners                      (179,091)            -
                                               ----------    ----------

       Net increase in
       cash and cash equivalents                7,373,833        92,091

Cash and cash equivalents:
  Beginning of period                           1,309,837     2,300,885
                                               ----------    ----------

  End of period                                $8,683,670    $2,392,976
                                               ==========    ==========


                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital for the interim periods ended March 31, 1998 and 1997. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from Federal income tax. The Partnership commenced operations in June, 1983 and acquired six real estate investments through 1985, all of which have been sold as of March 31, 1998. The Partnership intends to liquidate and dissolve in 1998. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management services.


NOTE 2 - INVESTMENT IN PROPERTY
--------------------------------

     On March 4, 1998, the Rivers Corporate Park property, located in Columbia, Maryland, was sold to an unaffiliated third party. The selling price was determined by arm's length negotiations between the Partnership and the buyer. The gross sales price was $6,375,000. The Partnership received net proceeds of $5,890,685 after closing costs and recognized a gain of $655,710 ($21.64 per limited partnership unit). A disposition fee of $95,625 was accrued but not paid to the Advisor.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in June 1983. A total of 30,000 units were sold. The Partnership received proceeds of $27,253,251, net of selling commissions and other offering costs, which have been used for investment in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments, of which all six investments have been sold: one in each of 1985, 1991, 1994, 1996, 1997 and 1998. As a result of these sales and similar transactions, capital of $26,538,900 ($884.63 per limited partnership unit) has been returned to the limited partners.

     On March 4, 1998, the Rivers Corporate Park property was sold to an unaffiliated third party. The Partnership received net proceeds of $5,890,685 after closing costs and recognized a gain of $655,710 ($21.64 per limited partnership unit). A disposition fee of $95,625 was accrued but not paid to the Advisor.

     At March 31, 1998, the Partnership had $8,683,670 in cash and cash equivalents, which is primarily being retained as working capital reserves. Due to the sale of the Partnership's last investment, discussed above, the general partner has elected not to make any further distributions until all Partnership expenses have been settled. The Partnership intends to liquidate and dissolve in 1998. Distributions for the first quarter of 1997 had also been suspended due to the bankruptcy of the sole tenant at Rivers Corporate Park.


Results of Operations
---------------------

Operating Factors

     At March 31, 1997, the Willows Shopping Center was 94% leased. The Willows Shopping Center was sold on September 18, 1997, and the Partnership recognized a gain of $1,117,467. At the time of sale, the Willows Shopping Center was 94% leased.

     As previously discussed, the Rivers Corporate Park was sold on March 4, 1998, and the Partnership recognized a gain of $655,710. At the time of sale, this property was 29% leased.


Investment Results

     Total real estate operations were $71,777 and $104,858 for the quarters ended March 31, 1998 and 1997, respectively. Operations in 1998 were solely from Rivers Corporate Park. (There were no operating results from Rivers Corporate Park in the first quarter of 1997 due to the bankruptcy of its sole tenant.) Operations in 1997 were solely from the Willows Shopping Center, which was sold in September, 1997.

     Interest on cash equivalents and short-term investments increased by $26,711 or 79%, between the two first quarters due primarily to higher invested balances caused by the investment of proceeds from the Rivers Corporate Park sale in early March.

     Operating cash flow decreased $25,508 between the first quarters of 1998 and 1997. This decrease is consistent with the decrease in real estate operations mentioned above.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     No Partnership management fees were incurred for the first quarters of 1998 and 1997 due to the suspension of cash distributions for such quarters. General and administrative expenses decreased 12% between the first quarters of 1997 and 1998. This decrease is primarily due to lower overall expenses due to the sale of all of the Partnership's assets.

                      NEW ENGLAND LIFE PENSION PROPERTIES;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1998

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   (27) Financial Data Schedule

                  b. Reports on Form 8-K: During the quarter ended March 31, 1998, one Current Report on Form 8-K was filed on March 19, 1998 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial statements and Exhibits), relating in both cases to the March 4, 1998 sale of the Rivers Corporate Park property.

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


                           NEW ENGLAND LIFE PENSION PROPERTIES;
                           A REAL ESTATE LIMITED PARTNERSHIP
                           (Registrant)


May 13, 1998
                              /s/ Wesley M. Gardiner, Jr.
                              -------------------------------
                                Wesley M. Gardiner, Jr.
                                President, Chief Executive Officer and Director of General Partner,
                                Copley Properties Company, Inc.



May 13, 1998
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of General Partner,
                               Copley Properties Company, Inc.