Form 10-Q
period 1998-06-30
NEW ENGLAND LIFE PENSION PROPERTIES
filed 1998-08-12
CIK 711417

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    ----------------------------------------------------------------------

For Quarter Ended June 30, 1998                   Commission File Number 0-11884


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

                      Yes [X]     No [_]

                      NEW ENGLAND LIFE PENSION PROPERTIES;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1998

                                     PART I

                             FINANCIAL INFORMATION
                             ----------------------

BALANCE SHEETS
(Unaudited)


                                        June 30, 1998  December 31, 1997
                                        -------------  -----------------

ASSETS

Real estate investments:
  Property, held for disposition           $        -         $5,161,213
                                           ----------         ----------
                                                    -          5,161,213


Cash and cash equivalents                   8,769,598          1,309,837
Short-term investments                              -          1,543,736
Interest, rent and other receivables            5,316             10,447
                                           ----------         ----------

                                           $8,774,914         $8,025,233
                                           ==========         ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $   19,528         $   44,957
Accrued managment fee                               -             17,705
Deferred disposition fees                     964,480            868,855
                                           ----------         ----------
Total liabilities                             984,008            931,517
                                           ----------         ----------

Partners' capital:
     Limited partners ($115.37 per
       unit; 30,000 units authorized,
       issued and outstanding)              7,717,922          7,027,704
     General partner                           72,984             66,012
                                           ----------         ----------
Total partners' capital                     7,790,906          7,093,716
                                           ----------         ----------

                                           $8,774,914         $8,025,233
                                           ==========         ==========


                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)


                                       Quarter Ended   Six Months Ended   Quarter Ended   Six Months Ended
                                       June 30, 1998    June 30, 1998     June 30, 1997    June 30, 1997
                                       -------------   ----------------   -------------   ----------------
INVESTMENT ACTIVITY

Property rentals                           $ 15,394           $153,809        $274,413          $ 514,956
Property operating expenses                  (1,415)           (68,653)        (65,745)          (138,412)
Depreciation and amortization                     -                  -         (63,018)          (126,036)
                                           --------           --------        --------          ---------

  Total real estate operations               13,979             85,156         145,650            250,508

Gain on sale of investment                        -            655,710               -                  -
                                           --------           --------        --------          ---------

  Total real estate activity                 13,979            740,866         145,650            250,508

Interest on cash equivalents
  and short term investments                118,034            178,702          36,718             70,675
                                           --------           --------        --------          ---------
  Total investment activity                 132,013            919,568         182,368            321,183
                                           --------           --------        --------          ---------

PORTFOLIO EXPENSES

General and administrative                   18,921             43,287          29,155             56,980
                                           --------           --------        --------          ---------
                                             18,921             43,287          29,155             56,980
                                           --------           --------        --------          ---------

Net income                                 $113,092           $876,281        $153,213          $ 264,203
                                           ========           ========        ========          =========

Net income per limited partnership
  unit                                     $   3.73           $  28.92        $   5.06          $    8.72
                                           ========           ========        ========          =========
Cash distributions per
  limited partnership unit                 $      -           $   5.91        $      -          $       -
                                           ========           ========        ========          =========

Number of limited partnership
  units outstanding during the
  period                                     30,000             30,000          30,000             30,000
                                           ========           ========        ========          =========

               (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL
(UNAUDITED)




                            Quarter Ended          Six Months Ended           Quarter Ended        Six Months Ended
                            June 30, 1998            June 30, 1998            June 30, 1997          June 30, 1997
                          ----------------         ----------------         ----------------       ----------------
                          General  Limited         General  Limited         General  Limited       General   Limited
                          Partner  Partners        Partner  Partners        Partner  Partners      Partner   Partners
                          -------  --------        -------  --------        -------  --------      -------   -------


Balance at
  beginning of
  period                  $71,853  $7,605,961      $66,012  $7,027,704     $46,194   $12,404,591   $45,084  $12,294,711

Cash
  distributions                 -           -       (1,791)   (177,300)          -            -          -            -

Net income                  1,131     111,961        8,763     867,518       1,532      151,681     2,642       261,561
                          -------  ----------      -------  ----------     -------  -----------   -------   -----------

Balance at
  end of period           $72,984  $7,717,922      $72,984  $7,717,922     $47,726  $12,556,272   $47,726   $12,556,272
                          =======  ==========      =======  ==========     =======  ===========   =======   ===========


               (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              Six Months Ended June 30,
                                             ---------------------------
                                                1998          1997
                                             ----------   --------------


Net cash provided by operating activities    $  204,431   $  326,526
                                             ----------   ----------
Cash flows from investing activities:
  Capital expenditures on owned property              -       (4,476)
  Net proceeds from sale of property          5,795,060            -
  Deferred disposition fees                      95,625            -
  (Increase) decrease in short-term
     investments, net                         1,543,736     (484,184)
                                             ----------   ----------
       Net cash (used in) provided by
       investing activities                   7,434,421     (488,660)
                                             ----------   ----------

Cash flows from financing activity:
  Distributions to partners                    (179,091)           -
                                             ----------   ----------

       Net  increase (decrease) in
       cash and cash equivalents              7,459,761     (162,134)

Cash and cash equivalents:
  Beginning of period                         1,309,837    2,300,885
                                             ----------   ----------

  End of period                              $8,769,598   $2,138,751
                                             ==========   ==========


               (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital for the interim periods ended June 30, 1998 and 1997. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     New England Life Pension Properties; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from Federal income tax. The Partnership commenced operations in June, 1983 and acquired six real estate investments prior to the end of 1985. The Partnership sold its remaining investment in March 1998 and therefore intends to liquidate and dissolve in 1999.


NOTE 2 - INVESTMENTS IN PROPERTY
--------------------------------

     On March 4, 1998, the Rivers Corporate Park property, located in Columbia, Maryland, was sold to an unaffiliated third party. The selling price was determined by arm's length negotiations between the Partnership and the buyer. The gross sales price was $6,375,000. The Partnership received net proceeds of $5,890,685 after closing costs and recognized a gain of $655,710 ($21.64 per limited partnership unit). A disposition fee of $95,625 was accrued but not paid to AEW Real Estate Advisors, Inc. (the "Advisor").

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest in June, 1983. A total of 30,000 units were sold. The Partnership received proceeds of $27,253,251, net of selling commissions and other offering costs, which were invested in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments, all of which have been sold: one in each of 1985, 1991, 1994, 1996, 1997 and 1998. As a result of these sales and similar transactions, capital of $26,538,900 ($884.63 per limited partnership unit) has been returned to the limited partners.

     On March 4, 1998, the Rivers Corporate Park property was sold to an unaffiliated third party. The Partnership received net proceeds of $5,890,685 after closing costs and recognized a gain of $655,710 ($21.64 per limited partnership unit). A disposition fee of $95,625 was accrued but not paid to the Advisor.

     At June 30, 1998, the Partnership had $8,769,598 in cash and cash equivalents, which is primarily being retained as working capital reserves. Due to the sale of the Partnership's last investment, discussed above, the general partner has elected not to make any further distributions until all Partnership expenses have been settled. The Partnership intends to liquidate and dissolve in early 1999. Distributions for the first two quarters of 1997 had also been suspended due to the bankruptcy of the sole tenant at Rivers Corporate Park.


Results of Operations

Operating Factors

     At June 30, 1997, the Willows Shopping Center was 94% leased. The Willows Shopping Center was sold on September 18, 1997 and the Partnership recognized a gain of $1,117,467. At the time of sale, the Willows Shopping Center was 94% leased.

     As previously discussed, the Rivers Corporate Park was sold on March 4, 1998, and the Partnership recognized a gain of $655,710. At the time of sale, this property was 29% leased.

Investment Results

     Total real estate operations were $85,156 and $250,508 for the first six months ended June 30, 1998 and 1997, respectively. Operations in 1998 were solely from Rivers Corporate Park. (There were no operating results from Rivers Corporate Park in the first two quarters of 1997 due to the bankruptcy of its sole tenant.) Operations in 1997 were solely from the Willows Shopping Center, which was sold in September, 1997.

     Interest on cash equivalents and short-term investments increased substantially between the first six months of 1997 and 1998 due primarily to higher invested balances caused by the receipt of sale proceeds from the Rivers Corporate Park in early March 1998.

     Operating cash flow decreased $122,095 between the first six months of 1998 and 1997. This decrease is consistent with the decrease in real estate operations as mentioned above.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     No Partnership management fees were incurred for the first six months of 1998 and 1997 due to the suspension of cash distributions for such quarters. General and administrative expenses decreased 24% between the first six months of 1997 and 1998. This decrease is primarily due to lower overall expenses as a result of sales of the Partnership's assets.

                     NEW ENGLAND LIFE PENSION PROPERTIES;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1998

                                    PART II

                               OTHER INFORMATION
                              -------------------



     Item 6. Exhibits and Reports on Form 8-K

                  a.    Exhibits:   (27) Financial Data Schedule

                  b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1998.

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


                           NEW ENGLAND LIFE PENSION PROPERTIES;
                           A REAL ESTATE LIMITED PARTNERSHIP
                           (Registrant)


August 12, 1998
                              /s/ Wesley M. Gardiner, Jr.
                              -------------------------------
                                Wesley M. Gardiner, Jr.
                                President, Chief Executive Officer
                                and Director of General Partner
                                Copley Properties Company, Inc.



August 12, 1998
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of General Partner,
                               Copley Properties Company, Inc.