Form 10-Q
period 1998-09-30
NEW ENGLAND LIFE PENSION PROPERTIES
filed 1998-11-13
CIK 711417

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

For Quarter Ended September 30, 1998              Commission File Number 0-11884



                     NEW ENGLAND LIFE PENSION PROPERTIES;
                       A REAL ESTATE LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)



         Massachusetts                                04-2774875
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


     225 Franklin Street, 25th Fl.                       02110
        Boston, Massachusetts                          (Zip Code)
(Address of principal executive offices)


              Registrant's telephone number, including area code:

                                 (617) 261-9000

--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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

                      FOR QUARTER ENDED SEPTEMBER 30, 1998

                                    PART I

                             FINANCIAL INFORMATION
                            ----------------------

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS
(Unaudited)

                                         September 30, 1998    December 31, 1997
                                         ------------------    -----------------
ASSETS

Real estate investments:
  Property, held for disposition           $             -     $     5,161,213
                                           ---------------     ---------------
                                                         -           5,161,213

Cash and cash equivalents                        8,877,170           1,309,837
Short-term investments                                   -           1,543,736
Interest, rent and other receivables                 5,316              10,447
                                           ---------------     ---------------
                                           $     8,882,486     $     8,025,233
                                           ===============     ===============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $        18,291     $        44,957
Accrued management fee                                   -              17,705
Deferred disposition fees                          964,480             868,855
                                           ---------------     ---------------
Total liabilities                                  982,771             931,517
                                           ---------------     ---------------
Partners' capital:
 Limited partners ($115.37 per
  unit; 30,000 units authorized,
  issued and outstanding)                        7,825,643           7,027,704
 General partner                                    74,072              66,012
                                           ---------------     ---------------
Total partners' capital                          7,899,715           7,093,716
                                           ---------------     ---------------
                                           $     8,882,486     $     8,025,233
                                           ===============     ===============

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                           Three Months Ended  Nine Months Ended    Three Months Ended   Nine Months Ended
                                           September 30, 1998  September 30, 1998   September 30, 1997   September 30, 1997
                                           ------------------  ------------------   ------------------   ------------------
INVESTMENT ACTIVITY
Property rentals                           $                -  $          153,809   $          227,370   $          742,326
Property operating expenses                                 -             (68,653)             (94,996)            (233,408)
Depreciation and amortization                               -                   -              (62,252)            (188,288)
                                           ------------------  ------------------   ------------------   ------------------
                                                            -              85,156               70,122              320,630
Ground rentals and interest on mortgage
  loans                                                     -                   -              429,127              429,127
                                           ------------------  ------------------   ------------------   ------------------
    Total real estate operations                            -              85,156              499,249              749,757

Gain on sale of investment                                  -             655,710            1,120,783            1,120,783
                                           ------------------  ------------------   ------------------   ------------------
    Total real estate activity                              -             740,866            1,620,032            1,870,540

Interest on cash equivalents
  and short term investments                          120,844             299,546               53,281              123,956
                                           ------------------  ------------------   ------------------   ------------------
    Total investment activity                         120,844           1,040,412            1,673,313            1,994,496
                                           ------------------  ------------------   ------------------   ------------------
Portfolio Expenses

Management fee                                              -                   -               32,368               32,368
General and administrative                             12,035              55,322               20,920               77,900
                                           ------------------  ------------------   ------------------   ------------------
                                                       12,035              55,322               53,288              110,268
                                           ------------------  ------------------   ------------------   ------------------
Net Income                                 $          108,809  $          985,090   $        1,620,025   $        1,884,228
                                           ==================  ==================   ==================   ==================
Net income per limited partnership
  unit                                     $             3.59  $            32.51   $            53.46   $            62.18
                                           ==================  ==================   ==================   ==================
Cash distributions per
  limited partnership unit                 $                -  $             5.91   $                -   $                -
                                           ==================  ==================   ==================   ==================
Number of limited partnership
  units outstanding during the period                  30,000              30,000               30,000               30,000
                                           ==================  ==================   ==================   ==================

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)

                          Three Months Ended          Nine Months Ended            Three Months Ended         Nine Months Ended
                          September 30, 1998          September 30, 1998           September 30, 1997         September 30, 1997
                          ------------------          ------------------           ------------------         ------------------
                        General       Limited      General        Limited        General        Limited      General       Limited
                        Partner       Partners     Partner        Partners       Partner        Partners     Partner       Partners
                        -------       --------     -------        --------       -------        --------     -------       --------

Balance at
beginning of period  $   72,984     $7,717,922  $   66,012      $7,027,704     $   47,726    $12,556,272   $  45,084    $12,294,711

Cash
distributions                 -              -      (1,791)       (177,300)            -             -             -              -

Net income                1,088        107,721       9,851         975,239         16,200      1,603,825      18,842      1,865,386
                     ----------     ----------  ----------      ----------     ----------    -----------  ----------    -----------

Balance at
end of period        $   74,072     $7,825,643  $   74,072      $7,825,643     $   63,926    $14,160,097  $   63,926    $14,160,097
                     ----------     ----------  ----------      ----------     ----------    -----------  ----------    -----------


           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                           Nine Months Ended September 30,
                                           -------------------------------
                                              1998                 1997
                                              ----                 ----
Net cash provided by operating activities  $  312,003          $  848,316
                                           ----------          ----------
Cash flows from investing activities:
   Net proceeds from sale of investment     5,795,060           6,798,318
   Deferred disposition fee                    95,625             214,312
   Capital expenditures on owned property           -            (254,476)
   (Increase) decrease in short-term
      investments, net                      1,543,736            (986,283)
                                           ----------          ----------
         Net cash provided by
         investing activities               7,434,421           5,771,871
                                           ----------          ----------
Cash flows from financing activity:
   Distributions to partners                 (179,091)                  -
                                           ----------          ----------
         Net increase in cash and
           cash equivalents                 7,567,333           6,620,187
Cash and cash equivalents:
   Beginning of period                      1,309,837           2,300,885
                                           ----------          ----------

   End of period                           $8,877,170          $8,921,072
                                           ==========          ==========

           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital for the three and nine months ended September 30, 1998 and 1997. These adjustments are of a normal recurring nature.

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


NOTE 2 - INVESTMENTS IN PROPERTY
---------------------------------

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

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in June, 1983. A total of 30,000 units were sold. The Partnership received proceeds of $27,253,251, net of selling commissions and other offering costs, which were invested in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments, all of which have been sold: one in each of 1985, 1991, 1994, 1996, 1997 and 1998. As a result of these sales and similar transactions, capital of $26,538,900 ($884.63 per limited partnership) has been returned to the limited partners.

     On March 4, 1998, the Rivers Corporate Park property was sold to an unaffiliated third party. The Partnership received net proceeds of $5,890,685 after closing costs and recognized a gain of $655,710 ($21.64 per limited partnership unit). A disposition fee of $95,625 was accrued but not paid to the Advisor.

     At September 30, 1998, the Partnership had $8,877,170 in cash and cash equivalents, which is primarily being retained as working capital reserves. Due to the sale of the Partnership's last investment, discussed above, the general partner has elected not to make any further distributions until all Partnership expenses have been paid or reconciled. The Partnership intends to liquidate and dissolve in early 1999. Distributions for the first two quarters of 1997 had also been suspended due to the bankruptcy of the sole tenant at Rivers Corporate Park. Operating distributions were resumed for the third quarter of 1997 at an annualized rate of 12% on the adjusted capital contribution, due to increased cash flow from Rivers Corporate Park and Willows Shopping Center.

     The Year 2000 Issue is a result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business operations.

     The Partnership relies on AEW Capital Management L.P. ("AEW Capital Management"), the parent of AEW Real Estate Advisors, Inc., to generate financial information and to provide other services which are dependent on the use of computers. The Partnership has obtained assurances from AEW Capital Management that:

    . AEW Capital Management has developed a Year 2000 Plan (the "Plan") consisting of five phases: inventory, assessment, testing, remediation/repair and certification.

    . As of September 30, 1998, AEW Capital Management had completed the inventory and assessment phases of this Plan and had commenced the testing and remediation/repair of internal systems.

    . AEW Capital Management expects to conclude the internal testing, remediation/repair and certifications of its Plan no later than December 31, 1998.

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP


     The Partnership also relies on joint venture partners and/or property managers to supply financial and other data with respect to its real properties. The Partnership is in the process of surveying these third party providers and assessing their compliance with Year 2000 requirements. To date, the Partnership is not aware of any problems that would materially impact its results of operations, liquidity or capital resources. However, the Partnership has not yet obtained written assurances that these providers would be Year 2000 compliant.

     The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.



Results of Operations
---------------------

Operating Factors

     The Willows Shopping Center was sold on September 18, 1997 and the Partnership recognized a gain of $1,117,467. At the time of sale, the Willows Shopping Center was 94% leased.

     As discussed above, the Rivers Corporate Park was sold on March 4, 1998, and the Partnership recognized a gain of $655,710. At the time of sale, this property was 29% leased.

Investment Results

     Real estate operations for the comparable nine month periods ended September 30, 1998 and 1997 were $85,156 and $749,757, respectively. This decrease of $664,601 is due to both the sale of the Willows Shopping Center in September 1997 and the sale of Rivers Corporate Park in March 1998. There are no comparative operating results for the three month periods ended September 30, 1998 and 1997, also due to the two sales mentioned above.

     Interest on cash equivalents and short-term investments for the three and nine month periods ended September 30, 1998 was $120,844 and $299,546 compared to $53,281 and $123,956 for the same periods in 1997. The increases in both periods are due primarily to higher invested balances caused by the receipt of proceeds from the Rivers Corporate Park sale in early March 1998.

     Operating cash flow decreased $536,313 between the first nine months of 1997 and 1998. This decrease is primarily due to the sales of the Willows Shopping Center in September 1997 and Rivers Corporate Park in March 1998.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     There were no management fees incurred during the three and nine month periods of 1998 due to the suspension of cash distributions as a result of the sale of the last Partnership asset in early March 1998.

     General and administrative expenses for the three and nine months ended September 30, 1998 were $12,035 and $55,322, respectively, compared to $20,920 and $77,900 for the same periods in 1997. The decreases for both comparative periods are due to lower overall expenses as a result of sales of all remaining Partnership assets.

                      NEW ENGLAND LIFE PENSION PROPERTIES;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1998

                                    PART II

                               OTHER INFORMATION
                              -------------------

     Items 1 - 5. Not Applicable

     Item 6.      Exhibits and Reports on Form 8-K

                  a.  Exhibits:   (27) Financial Data Schedule.

                  b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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


                                  NEW ENGLAND LIFE PENSION PROPERTIES;
                                  A REAL ESTATE LIMITED PARTNERSHIP
                                          (Registrant)



November 13, 1998
                              /s/ J. Christopher Meyer III
                              -------------------------------
                                  J. Christopher Meyer III
                                  President, Chief Executive Officer
                                  and Director of General Partner,
                                  Copley Properties Company, Inc.



November 13, 1998
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                  Karin J. Lagerlund
                                  Principal Financial and Accounting
                                  Officer of General Partner,
                                  Copley Properties Company, Inc.