Form 10-K405
period 1998-12-31
NEW ENGLAND LIFE PENSION PROPERTIES
filed 1999-03-30
CIK 711417

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               _________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31,  1998
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


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


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

          As of December 31, 1998 the Partnership had sold its last real estate investment described in A. below, and made a capital distribution of $231.34 from the proceeds from this sale and partially from proceeds from previously established capital reserves. In 1985 a joint venture in which the Partnership was a partner sold its interest in a second real estate investment. In May, 1991, the Partnership sold a third real estate investment that resulted in a capital distribution of $50.00 per Unit. In June 1994, a fourth investment, an industrial building in Ontario, California, was sold, resulting in a capital distribution of $193.34 per Unit. In October 1996, the Partnership sold a fifth investment, an office building in Decatur, Georgia, resulting in a capital distribution of $186.66 per Unit. In September 1997, the Partnership sold a sixth investment, a shopping center in Concord, California, resulting in a capital distribution of $233.75 per Unit.

     A.      Research and Development Facility in Columbia, Maryland ("Rivers
             ----------------------------------------------------------------
Corporate Park").
----------------

             In 1984 the Partnership consummated a land purchase-leaseback and leasehold mortgage loan investment totaling $5,100,000 in a 75,500 square foot research and development facility located in Rivers Corporate Park, Columbia, Maryland. The ground lease provided that the Partnership receive an annual rental of $126,500 plus 50% of the ground lessee's gross revenues from the building in excess of a base amount. The mortgage loan matured on March 31, 1994 and bore interest at the rate of 11.5% per annum. The lease for the space in the building gave the tenant occupying the building a right of first offer during the period which began in September, 1992 and continues through November, 2004.

             In September 1996, the sole tenant filed for chapter 11 bankruptcy protection and ceased paying rent. As part of the bankruptcy, the tenant sold its assets to another company. During September 1997, the Partnership's ground lessee/borrower received a settlement for amounts due under the tenant's lease and paid the Partnership ground rent and interest payments on the mortgage loan that had not been paid since the bankruptcy filing.

             In October 1996, the Partnership reached an agreement in principle with the ground lessee/borrower to extend the maturity date of the mortgage loan, which had matured in 1994 to December 1997. In addition, the fixed interest and ground rental payments were to be reduced, but the Partnership's rate of participation in revenue from the underlying property was to be increased. In October 1997, the Partnership formally executed an agreement to extend the mortgage loan at the previously agreed upon terms. These changes were retroactive to January 1, 1996; however, any adjustment to amounts previously recognized by the Partnership as revenue were not material, and accordingly no adjustments have been made to previously recorded amounts. In addition, the Partnership gained the right to cause a sale of the property without the consent of the borrower.

             On March 4, 1998, this property was sold to an unaffiliated third party (the "Buyer") for $6,375,000. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The Partnership received net proceeds of $5,104,038 in full satisfaction of its ground lease and mortgage loan investments and related accrued interest. The Partnership received additional proceeds of approximately $789,000 after closing costs as its participation share of the remaining proceeds after it recovered its investment in the land and mortgage loan. On December 18, 1998, the Partnership distributed $6,946,200 as a capital distribution ($231.54 per Unit) which includes previously established capital reserves.

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

       On October 10, 1996, the property was sold, at which time the Partnership received proceeds of $6,573,178 in satisfaction of its mortgage loan and ground lease. Of the proceeds, $970,000 was held at the Partnership level in order to augment reserves, and $5,599,800 was distributed to the Limited Partners as a capital distribution in the amount of $186.66 per Unit on October 25, 1996.

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

             On September 18, 1997, the property was sold. The Partnership received its 25% share of the net proceeds totaling $7,009,315. On October 30, 1997, the Partnership distributed $7,012,500 as a capital distribution in the amount of $233.75 per Unit which included proceeds from prior sales previously held in reserves.

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

          As of December 31, 1998, there were 3,258 holders of Units.

          The Partnership's Amended and Restated Agreement of Limited Partnership dated June 29, 1983, as amended (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1998 cash distributions paid in 1998 to the Limited Partners as a group totaled $7,253,698. This total includes $307,498 ($153.98 per limited partnership) paid as an additional distribution to limited partners who hold Units ("Incentive Units") that are entitled to a minimum return because of the early date of admission of such unit holders as limited partners. This additional distribution to those limited partners was paid out of funds that otherwise would have been distributed to the General Partners. All 1998 distributions represented a return of capital from the proceeds of a sale and from previously established reserves. For the year ended December 31, 1997 cash distributions paid in 1997 or distributed after year end with respect to 1997 to the Limited Partners as a group totaled $7,840,119 including $7,338,900 ($244.63 per limited partnership unit) representing a return of capital from the proceeds of a property sale and proceeds from previously sold properties.

          Cash distributions exceeded net income in both 1998 and 1997, and therefore resulted in a reduction in partners' capital. Distributions of operating cash flow were less than cash provided by operating activities in both years. Reference is made to the Partnership's Statement of Partners' Capital and Statement of Cash Flows in Item 8 hereof.

Item 6.   Selected Financial Data.
          -----------------------

                       For Year        For Year        For Year        For Year        For Year
                       Ended or        Ended or        Ended or        Ended or        Ended or
                       As of:          As of:          As of:          As of:          As of:
                       12/31/98(1)     12/31/97(2)     12/31/96(3)     12/31/95(4)     12/31/94(5)
                       -----------     -----------     -----------     -----------     -----------
Revenues               $1,587,869      $3,105,654      $ 1,712,474     $ 2,104,802     $ 3,691,109

Net Income             $1,437,560      $2,420,094      $   539,500     $ 1,569,268     $ 3,129,077

Net Income per
Unit of Limited
Partnership
Interest               $    47.44      $    79.86      $     17.80     $     51.79     $    103.26

Total Assets           $  823,481      $8,025,233      $13,431,421     $19,239,985     $18,681,253

Total Cash
Distributions
per Limited
Partnership Unit,
including amounts
distributed after
year end with
respect to
such year              $   237.45      $   255.43      $    223.57     $     32.80     $    236.54

Additional Cash
Distributions per
Incentive Limited
Partnership Unit       $   153.98      $        -      $         -     $         -     $         -

(1) The Partnership consummated a sale in 1998 which increased Net Income by $751,335 ($24.79 per Unit).
     The Partnership made a capital distribution of $6,946,200 ($231.54 per Unit) from this sale and from previously established reserves.
     The Partnership also made an additional capital distribution of $307,498 ($153.98 per Incentive Unit) from previously established reserves.
(2) The Partnership consummated a sale in 1997 which increased Net Income by $1,117,467 ($36.88 per Unit) and capital distributions of $7,012,500 ($233.75 per Unit).
     The Partnership also recorded a credit of $400,000 ($13.20 per Unit) related to impaired mortgage loans during 1997.
     The Partnership also made capital distributions of $326,400 ($10.88 per Unit) from previously undistributed sale proceeds.
(3) The Partnership consummated a sale in 1996 which resulted in capital distributions of $5,599,800 ($186.66 per Unit).
     The Partnership also recorded a provision of $409,592 ($13.52 per Unit) for impaired mortgage loans during 1996.
(4) The Partnership recorded a credit of $260,000 ($8.58 per Unit) related to impaired mortgage loans during 1995.
(5) The Partnership consummated a sale in 1994 which increased Net Income by $1,385,562 ($45.72 per Unit) and capital distributions by $5,800,200 ($193.34 per Unit).
     The Partnership also recorded a credit of $200,000 ($6.60 per Unit) related to impaired mortgage loans during 1994.

Item 7.
-------

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources
-------------------------------

The Partnership completed its offering of units of limited partnership interest in June 1983. A total of 30,000 units were sold. The Partnership received proceeds of $27,253,251, net of selling commissions and other offering costs, which were invested in real estate, used to pay related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments, all of which have been sold: one in each of 1985, 1991, 1994, 1996, 1997 and 1998. As a result of these sales and similar transactions, capital of $33,485,100 ($1,116.17 per Unit) has been returned to the limited partners through December 31, 1998. Additional capital of $307,498 has been returned to Incentive Unit holders in accordance with the terms of the Partnership Agreement.

On October 10, 1996, the Decatur TownCenter investment was sold and the Partnership received net proceeds of $6,573,178 which were used to repay the ground lease investment and the carrying value of the mortgage loans. Since the mortgage loans were impaired, their carrying value had been previously reduced to estimated fair market value, less anticipated costs of sale; thus, no gain or loss on the sale was recognized. The total valuation allowance was $2,349,592 at the time of the sale, which included a disposition fee of $196,775 payable to AEW Real Estate Advisors, Inc. ("AEW"). The resulting capital distribution to limited partners of $5,599,800 on October 25, 1996 ($186.66 per Unit) reduced the adjusted capital contribution to $360.00 per Unit.

On September 18, 1997, the Willows Shopping Center, which was owned by the Partnership (25%) and an affiliate (75%), was sold and the Partnership received its 25% share of the net proceeds totaling $7,009,315, after closing costs, and recognized a gain of $1,117,467 ($36.88 per Unit). A disposition fee of $214,312 was accrued but not paid to AEW. The resulting capital distribution to limited partners of $7,012,500 on October 30, 1997 ($233.75 per Unit) reduced the adjusted capital contribution to $126.25 per Unit. In addition, a capital distribution of $10.88 per Unit was made at this time from cash reserves accumulated from prior sales, further reducing the adjusted capital contribution to $115.37 per Unit.

On March 4, 1998, the Rivers Corporate Park investment was sold. The Partnership received $5,890,685 which represents repayment of the Partnership's leasehold mortgage loan and ground investment plus its 80% participation in net sale proceeds. The Partnership recognized a gain of $751,335 ($24.79 per Unit). On December 18, 1998, the Partnership made a capital distribution to the limited partners in the aggregate amount of $6,946,200 ($231.54 per Unit) with proceeds from this sale and partially from proceeds from previously established capital reserves.

At December 31, 1998, the Partnership had $820,108 in cash and cash equivalents, which is primarily being retained as working capital reserves . Due to the sale of the Partnership's last investment, discussed above, the General Partner suspended operating distribution as of the first quarter of 1998 and has elected not to make any further distributions until all Partnership expenses have been paid or reconciled. The Partnership intends to liquidate and dissolve in 1999.

In the third quarter of 1997, due to the increased cash flow from Rivers Corporate Park and Willows Shopping Center, the General Partner decided to resume operating cash distributions at an annualized rate of 12% on the adjusted capital contribution. Operating cash distributions had not previously been made since the distribution for the third quarter of 1996.

Year 2000 Readiness Disclosure
------------------------------

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

     . AEW Capital Management expects to conclude the internal testing, remediation/repair and certifications of its Plan no later than June 30, 1999.


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

The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliant. All such costs are borned by AEW Capital Management and the property managers.

Results of Operations
---------------------

Form of Real Estate Investments

The Willows Shopping Center, which was sold in September 1997, had been structured as a ground lease/mortgage loan investment. However, for financial reporting purposes it had been accounted for as a jointly-owned property. Through October 1997 the Rivers Corporate Park was structured and accounted for as a ground lease/ mortgage loan investments. In October 1997, the ground lease and mortgage loan investment were restructured to provide the Partnership substantially the same risks and potential rewards as ownership of the asset would entail. Accordingly, the Partnership reported this investment as an owned property beginning in October 1997. This investment was sold in March 1998.

Operating Factors

As described above, the Willows Shopping Center was sold on September 18, 1997, and the Partnership recognized a gain of $1,117,467. At the time of sale, the Willows Shopping Center was 94% leased.

The Decatur Town Center investment was sold on October 10, 1996, as described above.

As described above, the Rivers Corporate Park investment was sold on March 4, 1998, and the Partnership recognized a gain of $751,335. At the time of sale, the property was 29% leased.

Investment Results
------------------

In 1996, the Partnership determined that the mortgage loan on Rivers Corporate Park was impaired and recognized a provision for impaired mortgage loans of $400,000 which was charged to operations in the fourth quarter of 1996. As a result of favorable market conditions in 1997, this impairment provision was reversed in October 1997 through a credit to the impairment and valuation accounts.

During 1995 the estimated market value of the loan collateral of Decatur TownCenter was increased and the valuation allowance was reduced by $260,000 through a credit to operating results. During 1996, a valuation provision of $9,592 was recognized to adjust the carrying value to the amount of sale proceeds received, less disposition costs.

1998 Compared to 1997

Exclusive of the 1997 credit from impaired mortgage loans, real estate operating results were $82,889 and $855,028 for the years ended 1998 and 1997, respectively. The decrease in operations of $772,139 is due to both the sale of the Willows Shopping Center in September 1997 and the sale of Rivers Corporate Park in March 1998.

Interest on cash equivalents and short-term investments increased by $202,775 between 1998 and 1997 primarily due to higher average invested balances caused by the Rivers Corporate Park sales proceeds being held in reserves for a nine-month period before being distributed to investors.

During 1998, the Partnership also recognized other income of $285,303. This income is the result of the reversal of previously accrued disposition fees.

Operating cash flow decreased $280,161 between 1998 and 1997. This decrease is primarily due to the decrease in operations discussed above.

1997 Compared to 1996

Exclusive of the 1997 and 1996 credit from and (provision for) impaired mortgage loans and the operating results from Decatur TownCenter ($341,585) reported through the date of sale in 1996, real estate operating results increased to $855,028 in 1997 from $669,507 in 1996. This increase of $185,521 was due to both overall improved operating results at Willows Shopping Center ($93,894) and increased interest income, ground rent and operating income (from October 1997) from Rivers Corporate Park ($91,627). The improved operating results at Willows Shopping Center were primarily due to lower operating expenses and depreciation and amortization due to the third quarter sale. The increase in income from the Rivers Corporate Park was the result of re-leasing the space vacated in 1996.

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

1998 Compared to 1997

The Partnership management fee decreased $50,072 due to the suspension of cash distributions during 1998. General and administrative expenses decreased approximately 18% between 1998 and 1997 due to lower accounting and printing fees.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 1998. The Partnership's only other financial instruments (as defined by Financial Accounting Standards Board Statement No. 107) are its cash and cash equivalents for which cost approximates market value.

Item 8.   Financial Statements and Supplementary Data.
          ---------------------------------------------

          See the Financial Statements of the Partnership included as a part of this Annual Report on Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          ----------------------

          The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant.
          ----------------------------------------------------

          (a) and (b) Identification of Directors and Executive Officers.
                      --------------------------------------------------

          The following table sets forth the names of the directors and executive officers of the General Partner and the age and position held by each of them as of December 31, 1998.

Name                         Position(s) with the General Partner                         Age
----                         ------------------------------------                         ---
J. Christopher Meyer, III    President, Chief Executive Officer and Director              51
Pamela J. Herbst             Vice President and Director                                  43
J. Grant Monahon             Vice President and Director                                  53
James L. Finnegan            Vice President                                               38
Karin J. Lagerlund           Treasurer and Principal Financial and Accounting Officer     34

         (c)  Identification of Certain Significant Employees.
              -------------------------------------------------

              None.

         (d)  Family Relationships.
              -----------------------------

              None.

         (e)  Business Experience.
              ---------------------

              The General Partner was incorporated in Massachusetts on December 16, 1982. The background and experience of the executive officers and directors of the General Partner are as follows:

     J. Christopher Meyer, III. joined AEW Real Estate Advisors, Inc. ("AEW") , formerly known as Copley Real Estate Advisors, Inc., in 1987 and has been an officer at AEW since then. AEW is a subsidiary of AEW Capital Management, L.P. ("AEW Capital Management"), of which he is also a Director. Prior to joining AEW, he had senior positions with several regional real estate development concerns, including Chief Financial Officer of Ford Motor Land Development Corporation. His career at AEW has included asset management responsibility for the company's Eastern Region, and portfolio manager for several commingled real estate funds. Presently, Mr. Meyer has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934, and for several commingled funds. He received a B.A. in Statistics from Princeton University and in MBA from the Wharton School of the University of Pennsylvania.

     Pamela J. Herbst directs AEW Capital Management's Institutional Real Estate Services, with oversight responsibility for the asset and portfolio management areas. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Management Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc. where she held various senior level positions in asset and portfolio management, acquisitions and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

     J. Grant Monahon is AEW Capital Management's General Counsel and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining the predecessor of AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

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

     Karin J. Lagerlund directs the Institutional Real Estate Services Portfolio Accounting Group at AEW Capital Management, overseeing portfolio accounting, performance measurement and client financial reporting for AEW's private equity investment portfolios. Ms. Lagerlund is a Certified Public Accountant and has over ten years experience in real estate consulting and accounting. Prior to joining AEW Capital Management in 1994, she was an Audit Manager at EY/Kenneth Leventhal LLP. Ms. Lagerlund is a graduate of Washington State University (B.A.).

         (f)  Involvement in Certain Legal Proceedings.
              ------------------------------------------

              None.

Item 11. Executive Compensation.
         ------------------------

         Under the Partnership Agreement, the General Partner and its affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1, 2 and 6 of Notes to Financial Statements.

         The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partner and its affiliates for the year ended December 31, 1998.


                                                                          Amount of Compensation
Receiving Entity                  Type of Compensation                       and Reimbursement
----------------                  -----------------------------           ----------------------
General Partner                   Share of Distributable Cash                      $   307,498

AEW Real Estate Advisors, Inc.    Disposition Fees                                     583,552
(formerly known as Copley Real
Estate Advisors, Inc.)

New England Securities            Servicing Fees and Out of
Corporation                       Pocket Reimbursements                                  5,837
                                                                                   -----------

                                  TOTAL                                            $   896,887
                                                                                   ===========

         For the year ended December 31, 1998, the Partnership allocated $32,343 of taxable loss to the General Partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

         (a)  Security Ownership of Certain Beneficial Owners.
              ------------------------------------------------

              No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1998. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

              Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the General Partner.

         (b)  Security Ownership of Management.
              ---------------------------------

              An affiliate of the General Partner of the Partnership owned 1,094 Units at December 31, 1998.

         (c)  Changes in Control.
              -------------------

              There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13. Certain Relationships and Related Transactions.
         ------------------------------------------------

         The Partnership has no relationships or transactions to report other than as reported in Item 11, above.

                                    PART IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules, Reports on Form 8-K, and
         -----------------------------------------------------------------
         Reports on Form 8-K/A
         ---------------------

         (a)  The following documents are filed as part of this report:

              (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements.

              (2) Financial Statement Schedules--The Financial Statement Schedules listed on the accompanying Index to Financial Statements and Schedules are filed as part of this Annual Report.

              (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

         (b) Reports on Form 8-K. No Current Report on Form 8-K was filed during the fourth quarter of 1998.

                     NEW ENGLAND LIFE PENSION PROPERTIES;
                       A REAL ESTATE LIMITED PARTNERSHIP



                             Financial Statements


                                * * * * * * *



                               December 31, 1998

                     NEW ENGLAND LIFE PENSION PROPERTIES;
                     -----------------------------------
                       A REAL ESTATE LIMITED PARTNERSHIP
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------




Report of Independent Accountants

Financial Statements:

      Balance Sheets - December 31, 1998 and 1997

      Statements of Operations - Years ended December 31, 1998, 1997 and 1996

      Statements of Partners' Capital - Years ended December 31, 1998, 1997 and 1996

      Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

      Notes to Financial Statements

Financial Statement Schedules:

      Schedule III - Real Estate and Accumulated Depreciation at December 31,
1998

      Schedule IV - Mortgage Loans on Real Estate at December 31, 1998



All other schedules have been omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Partners


NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Life Pension Properties; A Real Estate Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Copley Properties Company, Inc., the General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the General Partner, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.



/s/  PricewaterhouseCoopers LLP
------------------------------------
Boston, Massachusetts
March, 26, 1999

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                                           December 31,
                                                     -----------------------

                                                           1998         1997
                                                     ----------   ----------
ASSETS

Real estate investments:
   Property held for disposition                     $        -   $5,161,213
                                                     ----------   ----------
                                                              -    5,161,213

Cash and cash equivalents                               820,108    1,309,837
Short-term investments                                        -    1,543,736
Interest, rent and other receivables                      3,373       10,447
                                                     ----------   ----------

                                                     $  823,481   $8,025,233
                                                     ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                     $   32,492   $   44,957
Accrued management fee                                        -       17,705
Deferred disposition fees                                     -      868,855
                                                     ----------   ----------
Total liabilities                                        32,492      931,517
                                                     ----------   ----------

Partners' capital (deficit):
Limited partners ($0 and $115.37
 per unit, respectively; 30,000 units authorized,
  issued and outstanding)                             1,019,890    7,027,704
General partner                                        (228,901)      66,012
                                                     ----------   ----------
Total partners' capital                                 790,989    7,093,716
                                                     ----------   ----------

                                                     $  823,481   $8,025,233
                                                     ==========   ==========

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                 Year ended December 31,
                                           -----------------------------------

                                                 1998         1997        1996
                                           ----------   ----------   ---------
INVESTMENT ACTIVITY
Property rentals                           $  153,809   $  964,413   $ 788,265
Property operating expenses                   (70,920)    (350,224)   (343,067)
Depreciation and amortization                       -     (188,288)   (234,316)
                                           ----------   ----------   ---------
                                               82,889      425,901     210,882

Ground rentals and interest
 on mortgage loans                                  -      429,127     800,210
(Provision for) credit from impaired
 mortgage loans                                     -      400,000    (409,592)
                                           ----------   ----------   ---------
  Total real estate operations                 82,889    1,255,028     601,500

Gain on sale of investment                    751,335    1,117,467           -
                                           ----------   ----------   ---------
  Total real estate activity                  834,224    2,372,495     601,500

Interest on cash equivalents
 and short-term investments                   397,422      194,647     123,999
Other Income                                  285,303            -           -
                                           ----------   ----------   ---------
  Total investment activity                 1,516,949    2,567,142     725,499
                                           ----------   ----------   ---------

PORTFOLIO EXPENSES

Management fee                                      -       50,072      86,044
General and administrative                     79,389       96,976      99,955
                                           ----------   ----------   ---------
                                               79,389      147,048     185,999
                                           ----------   ----------   ---------

NET INCOME                                 $1,437,560   $2,420,094   $ 539,500
                                           ==========   ==========   =========

Net income per limited
  partnership unit                         $    47.44       $79.86      $17.80
                                           ==========   ==========   =========

Cash distributions per limited
  partnership unit                         $   237.45      $255.43     $223.57
                                           ==========   ==========   =========

Cash distributions per unit paid on
  certain limited partnership incentive
  units (See Note 6)                       $   153.98   $        -   $       -
                                           ==========   ==========   =========

Number of limited partnership units
  outstanding during the year                  30,000       30,000      30,000
                                           ==========   ==========   =========

Number of limited partnership incentive
  units outstanding during the year            21,353            -           -
                                           ==========   ==========   =========

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL

                                                Year ended December 31,
                        -------------------------------------------------------------------------
                             1998                    1997                     1996
                        -------------             -----------             ------------

                        General     Limited       General   Limited       General    Limited
                        Partner     Partners      Partner   Partners      Partner    Partners
                        -------     --------      -------   --------      -------    --------
Balance at beginning
  of year               $  66,012   $ 7,027,704   $45,084   $12,294,711   $ 50,874   $18,467,706

Cash distributions       (309,289)   (7,430,998)   (3,273)   (7,662,900)   (11,185)   (6,707,100)

Net income                 14,376     1,423,184    24,201     2,395,893      5,395       534,105
                        ---------   -----------   -------   -----------   --------   -----------

Balance at end
  of year               $(228,901)  $ 1,019,890   $66,012   $ 7,027,704   $ 45,084   $12,294,711
                        =========   ===========   =======   ===========   ========   ===========

                (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                                     Year ended December 31,
                                                            ---------------------------------------

                                                                   1998          1997          1996
                                                            -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $ 1,437,560   $ 2,420,094   $   539,500
 Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization                                       -       188,288       234,316
  Provision for (credit from) impaired
   mortgage loans                                                     -      (400,000)      409,592
  Gain on sale of investment                                   (751,335)   (1,117,467)            -
  Increase in deferred leasing costs
   and other assets                                                   -        (7,623)     (116,164)
  Decrease in working capital                                    21,863             -             -
  Decrease in operating receivables                               7,074         1,672        73,476
  Decrease in operating liabilities                             (30,170)     (119,811)      (81,166)
                                                            -----------   -----------   -----------
   Net cash provided by operating activities                    684,992       965,153     1,059,554
                                                            -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from sale of investment                         5,890,685     6,795,003     2,267,919
 Repayment of mortgage loan investment                                -             -     4,108,484
 Capital expenditures on owned property and
  property collateralizing ground lease/
  mortgage loan investments                                           -      (254,476)     (428,550)
 Decrease (increase) in short-term investments,
  net                                                         1,543,736    (1,044,867)      610,945
 Payment of deferred disposition fees                          (583,552)            -             -
   Provision for (reversal of) deferred disposition fees       (285,303)      214,312       196,775
                                                            -----------   -----------   -----------
 Net cash provided by investing activities                    6,565,566     5,709,972     6,755,573
                                                            -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITY:
 Distributions to partners                                   (7,740,287)   (7,666,173)   (6,718,285)
                                                            -----------   -----------   -----------
    Net cash used in financing activity                      (7,740,287)   (7,666,173)   (6,718,285)
                                                            -----------   -----------   -----------

 Net increase (decrease) in cash and cash
  equivalents                                                  (489,729)     (991,048)    1,096,842

 Cash and cash equivalents:
  Beginning of year                                           1,309,837     2,300,885     1,204,043
                                                            -----------   -----------   -----------

  End of year                                               $   820,108   $ 1,309,837   $ 2,300,885
                                                            ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:

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

               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     General
     -------

     New England Life Pension Properties; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other entities intended to be exempt from federal income tax. The Partnership commenced operations in June 1983, and acquired six real estate investments through 1985. The Partnership sold its last remaining investment in March 1998 and therefore intends to liquidate and dissolve in 1999.

     The general partner of the Partnership is Copley Properties Company, Inc., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). Subject to the general partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

     On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW operations"). Simultaneously, a new entity, AEW Capital Management, L.P., was formed into which NEIC contributed its interest in Copley and its affiliates. As a result, the AEW operations were combined with Copley to form the business operations of AEW Capital Management, L.P. At year end 1997, NEIC completed a restructuring plan under which it contributed all of its operations to a newly formed private partnership, NEIC Operating Partnership, L.P., in exchange for a general partnership interest in the newly formed entity. Accordingly, at December 31, 1997, AEW Capital Management, L.P. is wholly owned by NEIC Operating Partnership, L.P. AEW is a subsidiary of AEW Capital Management, L.P. Effective April 1, 1998, NEIC changed its name to Nvest, L.P. and NEIC Operating Partnership, L.P. changed its name to Nvest Companies, L.P.

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

     At December 31, 1998 and 1997 an affiliate of the general partner owned 1,094 units of limited partnership interest, which were repurchased from certain qualified plans, within specified annual limitations provided for in the Partnership Agreement.

     Management
     ----------

     AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash flow from operations, as defined, before deducting such fees. No management fees were accrued during 1998 because the Partnership ceased making operating distributions in the first quarter of 1998. Acquisition fees were paid in an amount equal to 2% of the gross proceeds from the offering available for investment. Disposition fees are limited to the lesser of 3% of the selling price of the property or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payment of disposition fees is subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. (See Note 2 for further discussion).

     New England Securities Corporation ("NESC"), an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $5,837, $5,486 and $5,231 in 1998, 1997 and 1996, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

     Accounting Estimates
     --------------------

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

     Ground Leases and Mortgage Loans
     --------------------------------

     While the related land and loan investments are legally separable, the terms thereof have been negotiated jointly and the investment performance is evaluated on a combined basis. They are, therefore, presented together in the accompanying statement of operations.

     Investments in land subject to ground leases were stated at cost, plus accrued revenue. Investments in mortgage loans to the related ground lessees were originally stated at cost, plus accrued interest. If the mortgage loan was impaired (see "Impaired Mortgage Loans" below), the carrying amount was adjusted to the estimated market value of the underlying collateral less anticipated costs of sale.

     Impaired Mortgage Loans
     -----------------------

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

     Property
     --------

     Property, including ground lease and mortgage loans which are in substance real estate investments, includes land, building and improvements which are stated at cost less accumulated depreciation plus other operating assets and liabilities. The Partnership's initial carrying value of property previously reported as a ground lease/mortgage loan equals the carrying value of the predecessor investment on the conversion date.

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

     Realizability of Real Estate Investments
     ----------------------------------------

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

     The carrying value of an investment may be more or less than its current appraised value. At December 31, 1997, the appraised value of the Partnership's remaining investment exceeded its carrying value by approximately $700,000.

     The appraised value of the Partnership's real estate investment at December 31, 1997 was estimated by the General Partner and was generally based on a combination of traditional appraisal approaches performed by AEW and an independent appraiser.

     Capitalized Costs, Depreciation and Amortization
     ------------------------------------------------

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

     Cash Equivalents and Short-Term Investments
     -------------------------------------------

     Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

     The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost plus accrued interest, which approximates market value. At December 31, 1997, all short-term investments were in commercial paper with less than six months remaining to maturity.

     Deferred Disposition Fees
     -------------------------

     As discussed in Note 1, disposition fees due to AEW related to sales or restructuring of investments are included in the determination of gains or losses resulting from such transactions. According to the terms of the advisory contract, payment of such fees had been deferred until the limited partners first received their capital contributions, plus stipulated returns thereon. Upon the sale of the Partnership's remaining real property asset during the first quarter of 1998 (as discussed in Note 3), and as required by the Partnership Agreement, the General Partner performed an analysis of standard real estate commissions customarily charged by independent real estate brokers and determined that $583,552 of the previously accrued disposition fee of $868,855 was payable, and, therefore the remaining $285,303 would not be paid and, accordingly, reversed such fees in 1998. As a result, previously accrued disposition fees payable to AEW totaling $285,303 ($9.41 per limited partnership unit) were recognized as Other Income in 1998. The recognized disposition fees of $583,552 were paid to the General Partner in December 1998.

     Income Taxes
     ------------

     A partnership is not liable for income taxes and, therefore, no provision for income taxes is made in the financial statements of the Partnership. A proportionate share of the Partnership's income is reportable on each partner's tax return.

     Per Unit Computations
     ---------------------

     Per unit computations are based on the number of units of limited partnership interest outstanding during the year. The actual per unit amount will vary by partner depending on the date of admission to, or withdrawal from, the Partnership.

     Segment Data
     ------------

     Effective January 1, 1998, the Partnership adopted Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments on an Enterprise and Related Information" (FAS 131). Based on the criteria established in FAS 131, the Managing General Partner has determined that the Partnership operates in one operating segment which is investing in real estate properties which are domiciled in the United States of America.


NOTE 3 - INVESTMENTS IN GROUND LEASES AND MORTGAGE LOANS
--------------------------------------------------------

Rivers Corporate Park, Columbia, Maryland
-----------------------------------------

     In 1984, the Partnership acquired a ground lease investment and a mortgage loan investment for $1,100,000 and $4,000,000, respectively. The ground lease investment and mortgage loan investment originally had fixed interest rates of 11.5% and were payable monthly. The mortgage loan is secured by a first mortgage on the Rivers Corporate Park buildings and by the ground leasehold interest. The mortgage loan on Rivers Corporate Park matured on March 31, 1994.

     In September 1996, the sole tenant filed for Chapter 11 bankruptcy protection and ceased paying rent. As part of the bankruptcy, the tenant sold its assets to another company. During the fourth quarter of 1996, the Partnership determined that the mortgage loan was impaired and recorded a valuation allowance of $400,000. In September 1997, the Partnership's ground lessee/borrower received a settlement for amounts due under the tenant's lease and paid the Partnership ground rent and interest payments on the mortgage loan that had not been paid since the bankruptcy filing.

     In October 1996, the Partnership reached an agreement in principle with the borrower to extend the maturity date of the mortgage loan, which had matured in March 1994, the fixed interest and ground rental payments were to be reduced from 11.5% to 9.5% and the Partnership's rate of participation in revenue were to be increased from 50% to 80%. In October 1997, the Partnership formally executed an agreement (the "Agreement") to extend the mortgage loan at the previously agreed upon terms. These changes were retroactive to January 1, 1996; however, any adjustment to amounts previously recognized by the Partnership as revenue were insignificant. In addition, the Partnership gained the right to cause a sale of the property without the borrower's consent.

     The ground lease had a term of fifty years and provided for additional rent equal to a percentage, ranging from 50% to 80%, of gross revenues in excess of a base amount from the rental of the buildings situated on the land. Percentage rent totaled $12,021 and $1,322 in 1997 and 1996, respectively. The Partnership was also entitled to that same percentage of the net proceeds from the sale of the entire property after it had recovered its cash investment in the land and mortgage loan. The lease agreements required the lessee to pay all operating expenses related to the subject land.

     As a result of the execution of the Agreement which, among other changes, increased the Partnership's participation in revenues and proceeds from sale of the collateral to 80%, the Partnership recorded the Rivers Corporate Park investments as an owned "Property" effective October 1997. Due to the execution of a purchase and sale agreement during the fourth quarter of 1997, such property was classified as Property Held for Disposition at December 31, 1997. Net income from real estate operations for the fourth quarter of 1997 amounted to approximately $120,000 for Rivers Corporate Park.

     The Rivers Corporate Park investment was sold on March 4, 1998. The Partnership received $5,890,685 which represents repayment of the Partnership's leasehold mortgage loan and ground investment plus its 80% participation in net sale proceeds The Partnership recognized a net gain of $751,335. On December 18, 1998, the Partnership made a capital distribution to the limited partners in the aggregate amount of $6,946,200 ($231.54 per Unit) with proceeds from this sale and partially from proceeds from previously established capital reserves.

     The following is a summary of the Partnership's investments in the Rivers Corporate Park ground lease and mortgage loan investment:

                                            December 31,   December 31,
                                                1998          1997
                                            ------------   ------------
     Cash invested                          $          -   $ 5,100,000

     Unamortized closing costs and
      acquisition fees, net                            -        22,880

     Accrued ground lease and
      mortgage loan receivables                        -        38,333

     Valuation allowance for
      impaired mortgage loans                          -      (400,000)

     Recovery of valuation allowance for
      Impaired mortgage loans                          -       400,000

     Transfer to property held for
      disposition                                      -    (5,161,213)
                                            ------------   -----------
                                            $              $         -
                                            ============   ===========

     Sale of Decatur TownCenter
     --------------------------

     Decatur TownCenter in Decatur, Georgia was sold on October 10, 1996. The net sale proceeds received by the Partnership were used to repay the ground lease investment and the carrying value of the mortgage loans. Since the mortgage loans were impaired, their carrying value had been previously reduced to estimated fair market value, less anticipated costs of sale and thus no gain or loss on the sale was recognized. The total valuation allowance at the date of sale was $2,349,592, including $9,592 provided in 1996, which included a disposition fee of $196,775 payable to AEW. On October 25, 1996, the Partnership made a capital distribution to the limited partners in the aggregate amount of $5,599,800 ($186.66 per Unit) with proceeds from this sale.

     Valuation Allowance
     -------------------

     The activity in the valuation allowance during 1997, together with the related recorded and carrying value of the impaired mortgage loan at the beginning of the year, are summarized in the table below.

                                               Recorded      Valuation       Carrying
                                                 Value       Allowance         Value
                                             ------------    ----------    ------------
Balance at January 1, 1997                   $ 4,000,000     $(400,000)    $ 3,600,000
                                             ===========     =========     ===========

Accrued interest receivable                       38,333                        38,333

Reversal of impairment of loan                         -       400,000         400,000

Transfer to Property Held for Disposition
     (Rivers Corporate Park)                  (4,038,333)            -      (4,038,333)

Balance at December 31, 1997                 $         -     $       -     $         -
                                             ===========     =========     ===========

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

     In connection with a major renovation of the property, on January 1, 1995, the Partnership and its Affiliate committed to make a construction loan to the ground lessee in the amount of $2,500,000. This loan was also accounted for as an investment in property. The Partnership's share was $625,000 of which $309,181 had been funded as of December 31, 1996. Interest accrued at 11% compounded monthly; debt service payments began on January 1, 1996, including principal payments based upon a 15-year amortization schedule. The note was to mature on December 31, 1997, however, this property was sold on September 18, 1997. The Partnership received its 25% share of the net proceeds totaling $7,009,315, after closing costs, and recognized a gain of $1,117,467 ($36.88 per Unit). A disposition fee of $214,312 was accrued but not paid to AEW. On October 30, 1997, the Partnership made a capital distribution to the limited partners in the aggregate amount $7,012,500 ($233.75 per Unit) with proceeds from this sale and partially from proceeds from previously established capital reserves.

NOTE 5 - INCOME TAXES
---------------------

     The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                                         Year ended December 31,
                                                   ---------------------------------
                                                      1998            1997          1996
                                                      ----            ----          ----
Net income per financial
 statements                                     $1,437,560     $ 2,420,094     $   539,500
Timing differences:
 Ground rent and mortgage loan interest (1)       (284,460)        283,515         947,478
 (Loss) gain on sale                               (43,212)     (3,886,969)     (3,631,081)
 Valuation allowance (recovery)                          -        (400,000)        400,000
                                                ----------     -----------     -----------

Taxable (loss)                                  $1,109,888     $(1,583,360)    $(1,744,103)
                                                ==========     ===========     ===========

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

     Net sales proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partner. As a result of such transactions, the adjusted capital contribution per Unit was reduced from $1,000 to $790 during 1985, from $790 to $740 during 1991, from $740 to $546.66 during 1994, from
$546.66 to $360 during 1996, from $360 to $115.37 during 1997, and from $115.37 to $0 in during 1998. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partner is allocated at least 1%. Income or losses from a sale, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partner.

     On March 26, 1999, the Partnership made an additional distribution of $278,726.40 ($14.40 per unit) to certain incentive unitholders, in reconciliation to the 21,353 incentive unitholders at December 31, 1998.

                                                                    SCHEDULE III


                     NEW ENGLAND LIFE PENSION PROPERTIES;
                       A REAL ESTATE LIMITED PARTNERSHIP

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AT DECEMBER 31, 1998


                                                                               Costs Subsequent      Gross Amount at Which
                                        Initial Costs to Partnership           to Acquisitions     Carried at Close of Period
                                -------------------------------------------    ------------------------------------------------

                                 Encum -                         Buildings &    Improve -                        Buildings &
Description                     brances          Land           Improvements     ments              Land         Improvements
------------------------        ---------     -----------       ------------   -----------        ---------     ---------------
Research and Development
 Facility
 Columbia, Maryland             Note A          1,122,880           --              --            1,122,880           4,038,333

                                -----------------------------------------------------------------------------------------------
              Total                            $1,122,880          $ 0             $ 0           $1,122,880          $4,038,333
                                ===============================================================================================

                                                       Accrued                      Accumulated                          Date
Description                           Other          Ground Rent        Total       Depreciation         Disposition   Acquired
------------------------          ------------    ----------------   ---------   -----------------      -------------  --------
Research and Development
 Facility
 Columbia, Maryland                (21,863)             --            5,139,350          --                (5,139,350) 03/28/84

                                  ---------------------------------------------------------------------------------------------
              Total               ($21,863)           $ 0            $5,139,350         $ 0               ($5,139,350)
                                  =============================================================================================

                                         Depreciable
Description                                 Life
------------------------               ---------------
Research and Development
 Facility
 Columbia, Maryland                          --

                                       ---------------
              Total
                                       ===============

              Notes:
              (A) The senior mortgage on the property is held by New England
                  Life Pension Properties.
                  1997 additions represent a reclass of mortgage loan investment to property (see Note 3 to the Financial Statements)


 (B)  Reconciliation of real estate owned:

                                                                     1996:               1997:            1998:
                             Balance at beginning of year         $ 8,951,218        $ 7,690,314      $  5,161,213
                                 Acquisitions                         683,162          4,038,333
                                 Dispositions                      (1,944,066)        (6,567,434)       (5,161,213)
                                                                  -----------        -----------      ------------
                             Balance at end of year               $ 7,690,314        $ 5,161,213      $          0
                                                                  ===========        ===========      ============

 Accumulated depreciation:   Balance at beginning of year         $   766,954        $   978,975      $          0
                                 Depreciation expense                 212,021            171,825                 0
                                 Disposition                                0         (1,150,800)                0
                                                                  -----------        -----------      ------------
                             Balance at end of year               $   978,975        $         0      $          0
                                                                  ===========        ===========      ============

                                                NEW ENGLAND LIFE PENSION PROPERTIES

                                                      NOTE A TO SCHEDULE III

     Reconciliation of Real                                        1998          1998
          Estate Owned             COST        CONVERSION TO    INVESTMENT    INCREASE IN      1998 DECREASE        COST
                                   AS OF       WHOLLY-OWNED         IN         DEFERRED         IN PROPERTY      BALANCE AT
           DESCRIPTION           12/31/97        PROPERTY        PROPERTY    LEASING COSTS    WORKING CAPITAL      3/4/98
-----------------------------------------------------------------------------------------------------------------------------------
      Rivers Corporate Park     $5,161,213                                                        ($21,863)      $5,139,350

     Reconciliation of Real      ACCUMULATED           1998            ACCUMULATED
          Estate Owned         AMORTIZATION &     AMORTIZATION &     AMORTIZATION &       3/4/98         DISPOSITIONS    12/31/98
                                DEPRECIATION       DEPRECIATION       DEPRECIATION       PROPERTY            1998        PROPERTY
           DESCRIPTION         AS OF 12/31/97         EXPENSE         AS OF 3/4/98          NET                            NET
----------------------------------------------------------------------------------------------------   ----------------  ---------
      Rivers Corporate Park          $0                 $0                $0            $5,139,350       ($5,139,350)        $0

                                                                     Schedule IV


                                               NEW ENGLAND LIFE PENSION PROPERTIES;
                                                 A REAL ESTATE LIMITED PARTNERSHIP

                                                    MORTGAGE LOANS ON REAL ESTATE
                                                       AT DECEMBER 31, 1998


                                                             Final                           Periodic
                                   Interest                 Maturity                         Payment            Face Amount
Description                          Rate                     Date                            Terms             of Mortgage
-----------                    -----------------        -----------------               -----------------     ---------------
Research and Development
 Facility                                                                                    Interest
 Columbia, Maryland                      11.50%                 03/28/94                     Monthly               4,000,000
                               (See Note 3)                                                 Principal
                                                                                           at Maturity
                               -----------------        -----------------               -----------------     ----------------

                   Total                                                                                          $4,000,000
                               ===============================================================================================

                                                            Valuation
                                   Cost                     allowance                  Accrued                           Carrying
                                 Recovery                  for impaired                Interest             Reclass      Amount of
Description                      Allowance                Mortgage loans              Receivable              (1)        Mortgage
-----------                 ---------------------     ----------------------        -------------         ----------    -----------
Research and Development
 Facility
 Columbia, Maryland               --                          --                        38,333            (4,038,333)        $0


                            ---------------------     ----------------------        -------------         ----------    -----------

                   Total           $0                          $0                      $38,333           ($4,038,333)        $0
                            =======================================================================================================

                                                                                                1996:               1997:

                               Balance at beginning of year                                   $8,441,928          $3,600,000
                               Reclass of accrued interest receivable                                  0             $38,333
                               Valuation recovery (allowance) for impaired loans                (409,592)            400,000
                               Increase in acccrued ground lease/mortgage
                                     loan receivables                                                  0                   0
                               Amortization of deferred acquisition fees                               0                   0
                               Reclass (1)                                                             0          (4,038,333)
                               Disposition                                                    (4,432,336)                  0
                                                                                      -------------------  -----------------

                               Balance at end of year                                         $3,600,000                  $0
                                                                                      ===================  =================

Notes:
(1) - Represents the reclass of the Partnership's mortgage loan investment to Property (see Note 3 to the Financial Statements)

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.                                EXHIBIT                                        PAGE NO.
----------                                 -------                                        -------
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

______________________________

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

                              NEW ENGLAND LIFE PENSION PROPERTIES;
                              A REAL ESTATE LIMITED PARTNERSHIP



Date:  March 30, 1999         By:  /s/ J. Christopher Meyer, III.
                                   ------------------------------
                                       J. Christopher Meyer, III
                                       President of  the
                                       Managing General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                Title                                       Date
     ---------                                -----                                       ----
                                        President, Chief
                                        Executive Officer and
/s/  J. Christopher Meyer, III          Director                                     March 30, 1999
-------------------------------
     J. Christopher Meyer, III


                                        Vice President and
/s/  Pamela J. Herbst                   Director                                     March 30, 1999
-------------------------------
     Pamela J. Herbst

                                        Vice President and
/s/  J. Grant Monahon                   Director                                     March 30, 1999
-------------------------------
     J. Grant Monahon


/s/  James J. Finnegan                  Vice President                               March 30, 1999
-------------------------------
     James J. Finnegan


                                        Treasurer and Principal Financial
/s/  Karin J. Lagerlund                 and Accounting Officer                       March 30, 1999
-------------------------------
     Karin J. Lagerlund