Form 10-Q
period 1999-03-31
NEW ENGLAND LIFE PENSION PROPERTIES
filed 1999-05-13
CIK 711417

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

For Quarter Ended March 31, 1999                 Commission File Number 0-11884


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



------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X    No
                             ---      ----

                     NEW ENGLAND LIFE PENSION PROPERTIES;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 1999

                                    PART I

                             FINANCIAL INFORMATION
                            ----------------------

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                                March 31, 1999  December 31,1998
                                                   (Unaudited)         (Audited)
                                                --------------  ----------------
ASSETS
Cash and cash equivalents                          521,631           820,108
Interest, rent and other receivables                 3,367             3,373
                                                 ---------        ----------
                                                 $ 524,998        $  823,481
                                                 =========        ==========
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                 $  22,552        $   32,492
                                                 ---------        ----------
Total liabilities                                   22,552            32,492
                                                 ---------        ----------

Partners' capital (deficit):
 Limited partners ($0 per
  unit; 30,000 units authorized,
  issued and outstanding)                          731,445         1,019,890
 General partner                                  (228,999)         (228,901)
                                                 ---------        ----------
Total partners' capital (deficit)                  502,446           790,989
                                                 ---------        ----------

                                                 $ 524,998        $  823,481
                                                 =========        ==========


           (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS (Unaudited)                  Quarter Ended March 31,
                                                     ----------------------
                                                     1999              1998
                                                     ----              ----
INVESTMENT ACTIVITY
Property rentals                                        -          $138,415
Property operating expenses                             -           (67,238)
                                                  -------          --------
   Total real estate operations                         -            71,177

Gain on sale of investment                              -           655,710
                                                  -------          --------
   Total real estate activity                           -           726,887

Interest on cash equivalents
   and short term investments                      10,248            60,668
                                                  -------          --------
   Total investment activity                       10,248           787,555
                                                  -------          --------
PORTFOLIO EXPENSES
General and administrative                         20,065            24,366
                                                  -------          --------
                                                   20,065            24,366
                                                  -------          --------
Net Income (Loss)                                 $(9,817)         $763,189
                                                  =======          ========

Net income (loss) per limited partnership
   unit                                           $  (.32)         $  25.19
                                                  =======          ========

Cash distributions per limited partnership        $     0          $   5.91
   unit                                           =======          ========

Cash distributions per unit paid on certain
   limited partnership incentive units            $ 14.40          $   5.91
                                                  =======          ========
Number of limited partnership units
   outstanding during the period                   30,000            30,000
                                                  =======          ========

               (See accompanying notes to financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                             Quarter Ended March 31,
                             1999               1998
                     -------------------  ------------------
                     General    Limited   General   Limited
                     Partner    Partners  Partner   Partners
                     -------    --------  -------   --------
Balance at
beginning of
period             $(228,901)  $1,019,890 $66,012  $7,027,704

Cash
distributions          -         (278,726) (1,791)   (177,300)
Net income (loss)        (98)      (9,719)  7,632     755,557
                   ---------   ---------- -------  ----------
Balance at
end of period      $(228,999)  $  731,445 $71,853  $7,605,961
                   =========   ========== =======  ==========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                  Three Months Ended March 31,
                                                  ---------------------------
                                                       1999        1998
                                                    ---------   ----------

Net cash provided by (used in) operating
   activities                                       $ (19,751)  $  118,503
                                                    ---------   ----------
Cash flows from investing activities:
     Net proceeds from sale of investment                   -    5,795,060
     Deferred disposition fee                               -       95,625
          Decrease in short-term
          investments, net                                  -    1,543,736
                                                    ---------   ----------

             Net cash provided by
             investing activities                           -    7,434,421
                                                    ---------   ----------

Cash flows from financing activity:
     Distributions to partners                       (278,726)    (179,091)
                                                    ---------   ----------

             Net increase (decrease) in cash and
               cash equivalents                      (298,477)   7,373,833
Cash and cash equivalents:
     Beginning of period                              820,108    1,309,837
                                                    ---------   ----------

     End of period                                  $ 521,631   $8,683,670
                                                    =========   ==========


          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital for the three months ended March 31, 1999 and 1998. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1998 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

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

     At March 31, 1999, the Partnership had $521,631 in cash and cash equivalents, which is primarily being retained as working capital reserves. The Partnership distributed $278,726 to certain incentive unitholders. The Partnership intends to liquidate and dissolve in late 1999.

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

   Because the Partnership has sold all of its real property investments, the Partnership no longer relies on joint venture partners and/or property managers to supply financial and other data with respect to its real properties. Consequently, the Partnership does not have any material provider of data other than AEW Capital Management.

The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borne by AEW Capital Management and the property managers.

Results of Operations
---------------------

Operating Factors

     As discussed above, the Rivers Corporate Park was sold on March 4, 1998, and the Partnership recognized a gain of $655,710. At the time of sale, this property was 29% leased.

Investment Results

     There are no real estate comparative operating results for the three month periods ended March 31, 1999 and 1998, due to the sale mentioned above.

     Interest on cash equivalents for the three month periods ended March 31, 1999 was $10,248 compared to $60,668 for the same periods in 1998. The decrease is primarily due to lower invested balances as a result of the distribution of operating cash flow reserve, previously mentioned.

     Operating cash flow decreased $138,254 between the first three months of 1998 and 1999. This decrease is primarily due to the sale of Rivers Corporate Park in March 1998.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     There was no management fee incurred during the first quarter of 1999 due to the discontinuace of operating cash distributions as a result of the 1998 sale discussed above.

     General and administrative expenses for the three months ended March 31, 1999 were $20,065 compared to $24,366 for the same period in 1998. The decrease for the comparative periods is due to lower overall expenses as a result of the sale discussed above.

                     NEW ENGLAND LIFE PENSION PROPERTIES;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 1999

                                    PART II

                               OTHER INFORMATION
                              -------------------

Items 1 - 5. Not Applicable

Item 6.      Exhibits and Reports on Form 8-K

             a.    Exhibits:   (27) Financial Data Schedule.

             b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 1999.

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


                                    NEW ENGLAND LIFE PENSION PROPERTIES;
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                       (Registrant)



May 13, 1999
                              /s/ J. Christopher Meyer III
                              -------------------------------
                                J. Christopher Meyer III
                                President, Chief Executive Officer and Director of General Partner,
                                Copley Properties Company, Inc.



May 13, 1999
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Principal Financial and Accounting
                                Officer of General Partner,
                                Copley Properties Company, Inc.