Form 10-Q
period 1999-06-30
NEW ENGLAND LIFE PENSION PROPERTIES
filed 1999-08-06
CIK 711417

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 _____________

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

For Quarter Ended June 30, 1999                   Commission File Number 0-11884


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

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1999

                                    PART I

                             FINANCIAL INFORMATION
                             ---------------------

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                                         June 30, 1999            December 31, 1998
                                                          (unaudited)                (audited)
                                                         -------------            -----------------
ASSETS

Cash and cash equivalents                                $     514,428                $     820,108
Interest, rent and other receivables                                -                         3,373
                                                         -------------                -------------

                                                         $     514,428                $     823,481
                                                         =============                =============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                         $      19,513                $      32,492
                                                         -------------                -------------
Total liabilities                                               19,513                       32,492
                                                         -------------                -------------

Partners' capital (deficit):
     Limited partners ($0 per
       unit; 30,000 units authorized,
       issued and outstanding)                                 416,491                    1,019,890
     General partner                                            78,424                     (228,901)
                                                         -------------                -------------
Total partners' capital                                        494,915                      790,989
                                                         -------------                -------------

                                                         $     514,428                $     823,481
                                                         =============                =============

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                                Three Months Ended    Six Months Ended    Three Months Ended    Six Months Ended
                                                   June 30, 1999       June 30, 1999        June 30, 1998         June 30, 1998
                                                   -------------       --------------       -------------         -------------
INVESTMENT ACTIVITY

Property rentals                                   $           -       $            -       $      15,394         $     153,809
Property operating expenses                                    -                    -              (1,415)              (68,653)
                                                   -------------       --------------       --------------        -------------
     Total real estate operations                                                                  13,979                85,156

Gain on sale of investment                                     -                    -                   -               655,710
                                                   -------------       --------------       -------------         -------------
     Total real estate activity                                -                    -              13,979               740,866

Interest on cash equivalents
     and short term investments                            6,216               16,464             118,034               178,702
                                                   -------------       --------------       -------------         -------------
     Total investment activity                             6,216               16,464             132,013               919,568
                                                   -------------       --------------       -------------         -------------
Portfolio Expenses

General and administrative                                13,747               33,812              18,921                43,287
                                                   -------------       --------------       -------------         -------------
                                                          13,747               33,812              18,921                43,287
                                                   -------------       --------------       -------------         -------------
Net Income (loss)                                  $      (7,531)      $      (17,348)      $     113,092         $     876,281
                                                   =============       ==============       =============         =============
Net income (loss) per limited
     partnership unit                              $       (0.25)      $        (0.57)      $        3.73         $       28.92
                                                   =============       ==============       =============         =============
Cash distributions per
     limited partnership unit                      $           -       $            -       $           -         $        5.91
                                                   =============       ==============       =============         =============
Cash distributions per unit paid on
     certain limited partnership incentive
     units                                         $           -       $        14.40       $           -         $           -
                                                   =============       ==============       =============         =============

Number of limited partnership
     units outstanding during the
     period                                               30,000               30,000              30,000                30,000
                                                   =============       ==============       =============         =============

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                                    Three Months Ended                 Six Months Ended                     Three Months Ended
                                       June 30, 1999                     June 30, 1999                         June 30, 1998
                                    ------------------                 ----------------                     ------------------

                                 General           Limited          General            Limited          General          Limited
                                 Partner          Partners          Partner            Partners         Partner          Partners
                                ---------        ----------        ---------          ----------       ---------        ----------
Balance at
beginning of
period                         $ (228,999)       $  731,445        $ (228,901)       $ 1,019,890       $  71,853        $ 7,605,961

Cash
distributions                           -                 -                 -           (278,726)              -                  -

Capital allocation
  (See Note 2)                    307,498          (307,498)          307,498           (307,498)              -                  -

Net income (loss)                     (75)           (7,456)             (173)           (17,175)          1,131            111,961
                               ----------        ----------        ----------        -----------       ---------        -----------

Balance at
end of period                  $   78,424        $  416,491        $   78,424        $   416,491       $  72,984        $ 7,717,922
                               ==========        ==========        ==========        ===========       =========        ===========

                                      Six Months Ended
                                        June 30, 1998
                                      ----------------
                               General              Limited
                               Partner              Partners
                              --------             ----------
Balance at
beginning of
period                        $ 66,012             $ 7,027,704

Cash
distributions                   (1,791)               (177,300)

Capital allocation
  (See Note 2)                       -                       -

Net income (loss)                8,763                 867,518
                              --------             -----------

Balance at
end of period                 $ 72,984             $ 7,717,922
                              ========             ===========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                   Six Months Ended June 30,
                                                 ----------------------------
                                                   1999              1998
                                                 ----------       ----------

Net cash provided by (used in) operating
     activities                                  $  (26,954)      $    204,431
                                                 ----------       ------------
Cash flows from investing activities:
     Net proceeds from sale of property                   -          5,795,060
     Deferred disposition fees                            -             95,625
     Decrease in short-term
         investments, net                                 -          1,543,736
                                                 ----------       ------------
              Net cash provided by
              investing activities                        -          7,434,421
                                                 ----------       ------------

Cash flows from financing activity:
     Distributions to partners                     (278,726)          (179,091)
                                                 ----------       ------------

              Net increase (decrease) in
              cash and cash equivalents            (305,680)         7,459,761

Cash and cash equivalents:
     Beginning of period                            820,108          1,309,837
                                                 ----------       ------------
     End of period                               $  514,428       $  8,769,598
                                                 ==========       ============




          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital for the three and six months ended June 30, 1999 and 1998. These adjustments are of a normal recurring nature.

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

NOTE 2 - CAPITAL ALLOCATION
----------------------------

     In accordance with the Partnership Agreement, $307,498 was distributed to the General Partner during the fourth quarter of 1998 based on the Partnership's historical performance. Upon liquidation of the Partnership, the General Partner is not required to refund the Partnership for any negative capital balance related to such distribution. As the Partnership intends to liquidate and dissolve in 1999, $307,498 was allocated from the Limited Partners' capital balance to the General Partner's capital balance during the second quarter of 1999.

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest in June, 1983. A total of 30,000 units were sold. The Partnership received proceeds of $27,253,251, net of selling commissions and other offering costs, which were invested in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments, all of which have been sold: one in each of 1985, 1991, 1994, 1996, 1997 and 1998. As a result of these sales and similar transactions, capital of $33,485,100 ($1,116.17 per limited partnership unit) has been returned to the limited partners through June 30, 1999. Additional capital of $586,224 has been returned to certain incentive unit holders.

     At June 30, 1999, the Partnership had $514,428 in cash and cash equivalents, which is being retained primarily as a reserve in connection with the liquidation of the Partnership. The Partnership distributed $278,726 in the first quarter of 1999 to certain incentive unit holders. The Partnership intends to liquidate and dissolve in late 1999.

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

     . AEW Capital Management concluded the internal testing, remediation/repair and certifications of its Plan in June 1999.

     Because the Partnership has sold all of its real property investments, the Partnership no longer relies on joint venture partners and/or property managers to supply financial and other data with respect to its real properties. Consequently, the Partnership does not have any material provider of data other than AEW Capital Management.

NEW ENGLAND LIFE PENSION PROPERTIES; A REAL ESTATE
LIMITED PARTNERSHIP


     The Partnership is developing a contingency plan in the event of a particular provider or system not being Year 2000 compliant. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borne by AEW Capital Management and the property managers.

     Because the Partnership plans to liquidate and dissolve in 1999, the Partnership does not believe its operations will be affected by the Year 2000 Issue.


Results of Operations

Operating Factors

     The Rivers Corporate Park was sold on March 4, 1998, and the Partnership recognized a gain of $751,335. At the time of sale, this property was 29% leased.

Investment Results

     Real estate operating activity in 1998 was solely from Rivers Corporate Park, which was sold in March 1998, as discussed above.

     Interest on cash equivalents and short-term investments decreased substantially between both the three and six month periods of 1998 and 1999 due primarily to distributions of Corporate Rivers Park sale proceeds and operating reserves in late 1998 and during the first quarter of 1999.

     Operating cash flow decreased $231,385 between the first six months of 1998 and 1999. This decrease is primarily due to the sale of Rivers Corporate Park in March 1998.

Portfolio Expenses

     General and administrative expenses primarily consist of printing, legal, accounting and investor servicing fees. General and administrative expenses decreased 27% and 22% between the three and six month periods of 1998 and 1999, respectively. These decreases are primarily due to lower overall expenses as a result of the sale of the Partnership's remaining asset in March 1998.

                     NEW ENGLAND LIFE PENSION PROPERTIES;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 1999

                                    PART II

                               OTHER INFORMATION
                               -----------------



     Item 6. Exhibits and Reports on Form 8-K

                    a.        Exhibits:   (27) Financial Data Schedule

                    b.        Reports on Form 8-K: No Current
                              Reports on Form 8-K were filed during
                              the quarter ended June 30, 1999.

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


                                            NEW ENGLAND LIFE PENSION PROPERTIES;
                                            A REAL ESTATE LIMITED PARTNERSHIP
                                               (Registrant)


August 6, 1999                              /s/ Alison Husid Cutler
                                            -------------------------------
                                            Alison Husid Cutler
                                            President, Chief Executive Officer
                                            and Director of General Partner
                                            Copley Properties Company, Inc.


August 6, 1999
                                            /s/ Karin J. Lagerlund
                                            --------------------------------
                                            Karin J. Lagerlund
                                            Principal Financial and Accounting
                                            Officer of General Partner,
                                            Copley Properties Company, Inc.