Form 10-Q
period 1999-09-30
NEW ENGLAND LIFE PENSION PROPERTIES
filed 1999-11-12
CIK 711417

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    ----------------------------------------------------------------------

     For Quarter Ended September 30, 1999  Commission File Number 0-11884


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

                     FOR QUARTER ENDED SEPTEMBER 30, 1999

                                    PART I

                             FINANCIAL INFORMATION
                             ---------------------

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                        September 30, 1999   December 31, 1998
                                            (Unaudited)          (Audited)
                                        ------------------   -----------------
ASSETS

Cash and cash equivalents                  $  515,395            $  820,108
Interest, rent and other receivables               --                 3,373
                                           ----------            ----------
                                           $  515,395            $  823,481
                                           ==========            ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $   32,181            $   32,492
                                           ----------            ----------
Total liabilities                              32,181                32,492
                                           ----------            ----------

Partners' capital (deficit):
 Limited partners ($0 per
  unit; 30,000 units authorized,
  issued and outstanding)                     404,907             1,019,890
 General partner                               78,307              (228,901)
                                           ----------            ----------
Total partners' capital                       483,214               790,989
                                           ----------            ----------
                                           $  515,395            $  823,481
                                           ==========            ==========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                             Three Months Ended   Nine Months Ended    Three Months Ended  Nine Months Ended
                                             September 30, 1999   September 30, 1999   September 30, 1998  September 30, 1998
                                             ------------------   ------------------   ------------------  ------------------
INVESTMENT ACTIVITY

Property rentals                             $               --   $               --   $               --  $          153,809
Property operating expenses                                  --                   --                   --             (68,653)
                                             ------------------   ------------------   ------------------  ------------------
   Total real estate operations                              --                   --                   --              85,156

Gain on sale of investment                                                                                            655,710
                                             ------------------   ------------------   ------------------  ------------------
   Total real estate activity                                --                   --                   --             740,866

Interest on cash equivalents
  and short term investments                              6,522               22,986              120,844             299,546
                                             ------------------   ------------------   ------------------  ------------------
   Total investment activity                              6,522               22,986              120,844           1,040,412
                                             ------------------   ------------------   ------------------  ------------------
Portfolio Expenses

General and administrative                               18,223               52,035               12,035              55,322
                                             ------------------   ------------------   ------------------  ------------------
                                                         18,223               52,035               12,035              55,322
                                             ------------------   ------------------   ------------------  ------------------
Net Income (loss)                            $          (11,701)  $          (29,049)  $          108,809  $          985,090
                                             ==================   ==================   ==================  ==================

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

Net income (loss) per limited partnership
  unit                                         $            (0.39)   $            (0.96)  $             3.59  $            32.51
                                               ==================     =================   ==================  ==================

Cash distributions per
  limited partnership unit                     $               --    $               --   $               --  $             5.91
                                               ==================     =================   ==================  ==================

Cash distributions per unit paid on
  certain limited partnership incentive units  $               --    $            14.40   $               --  $               --
                                               ==================     =================   ==================  ==================

Number of limited partnership
  units outstanding during the period                      30,000                30,000               30,000              30,000
                                               ==================     =================   ==================  ==================

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)

                              Three Months Ended   Nine Months Ended     Three Months Ended    Nine Months Ended
                              September 30, 1999   September 30, 1999    September 30, 1998    September 30, 1998
                              ------------------   ------------------    ------------------    ---------------------

                              General   Limited    General    Limited    General   Limited     General    Limited
                              Partner   Partners   Partner    Partners   Partner   Partners    Partner    Partners
                             --------- ---------- ---------  ---------- --------  ----------  ---------  -----------
Balance at
beginning of
period                        $78,424   $416,491  $(228,901) $1,019,890  $72,984   $7,717,922  $66,012    $7,027,704

Cash
distributions                      --         --         --    (278,726)      --           --   (1,791)     (177,300)

Capital allocation
(See note 2)                       --         --    307,498    (307,498)      --           --       --            --
Net income (loss)                (117)   (11,584)      (290)    (28,759)   1,088      107,721    9,851       975,239
                              -------   --------  ---------  ----------  -------   ----------  --------   ----------

Balance at
end of period                 $78,307   $404,907  $  78,307  $  404,907  $74,072   $7,825,643  $74,072    $7,825,643
                              =======   ========  =========  ==========  =======   ==========  ========   ==========

         (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                   Nine Months Ended September 30,
                                                   -------------------------------
                                                       1999                1998
                                                   -------------       -----------
Net cash provided by (unsed in) operating
   activities                                      $     (25,987)      $   312,003
                                                   -------------       -----------

Cash flows from investing activities:
   Net proceeds from sale of investment                       --         5,795,060
   Deferred disposition fee                                   --            95,625
   Decrease in short-term
      investments, net                                        --         1,543,736
                                                   -------------       -----------

         Net cash provided by
         investing activities                                 --         7,434,421
                                                   -------------       -----------

Cash flows from financing activity:
   Distributions to partners                            (278,726)         (179,091)
                                                   -------------       -----------

         Net increase (decrease) in cash and
           cash equivalents                             (304,713)        7,567,333

Cash and cash equivalents:
   Beginning of period                                   820,108         1,309,837
                                                   -------------       -----------

   End of period                                   $     515,395       $ 8,877,170
                                                   =============       ===========

          (See accompanying notes to unaudited financial statements)

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital for the three and nine months ended September 30, 1999 and 1998. These adjustments are of a normal recurring nature.

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

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest in June 1983. A total of 30,000 units were sold. The Partnership received proceeds of $27,253,251, net of selling commissions and other offering costs, which were invested in real estate and the payment of related acquisition costs, or retained as working capital reserves. The Partnership made six real estate investments, all of which have been sold: one in each of 1985, 1991, 1994, 1996, 1997 and 1998. As a result of these sales and similar transactions, capital of $33,485,100 ($1,116.17 per limited partnership unit) has been returned to the limited partners through September 30, 1999. Additional capital of $586,224 has been returned to certain incentive unit holders.

     At September 30, 1999, the Partnership had $515,395 in cash and cash equivalents, which is being retained primarily as a reserve in connection with the liquidation of the Partnership. The Partnership distributed $278,726 in the first quarter of 1999 to certain incentive unit holders. The Partnership intends to liquidate and dissolve in late 1999.

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

     . AEW Capital Management successfully participated in industry-wide testing in August 1999.

     . AEW Capital Management believes it is ready for Year 2000. AEW Capital Management has advised the Partnership that being ready means that AEW Capital Management has tested its internal mission critical systems and software applications, and based upon testing conducted, AEW Capital Management believes that such systems and applications are prepared to process dates correctly through the Year 2000.

     Based upon these assurances, the Partnership has determined that it is not necessary for it to develop a Year 2000 contingency plan.

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

NEW ENGLAND LIFE PENSION PROPERTIES;
A REAL ESTATE LIMITED PARTNERSHIP

     The Partnership is subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borne by AEW Capital Management and the property managers.

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

     Interest on cash equivalents and short-term investments decreased substantially between both the three and nine month periods of 1998 and 1999 due primarily to distributions of Corporate Rivers Park sale proceeds and operating reserves in late 1998 and additional distributions of operating reserves during the first quarter of 1999.

     Operating cash flow decreased $337,990 between the first nine months of 1998 and 1999. This decrease is primarily due to the sale of Rivers Corporate Park in March 1998.

Portfolio Expenses

     General and administrative expenses primarily consist of printing, legal, accounting and investor servicing fees. General and administrative expenses increased 51% and decreased 6% between the three and nine month periods of 1998 and 1999, respectively. The three month increase is primarily due to legal expenses incurred related to a dispute involving a third-party vendor. The overall nine month decrease is a result of the sale of the Partnership's remaining asset in March 1998.

                     NEW ENGLAND LIFE PENSION PROPERTIES;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 1999

                                    PART II

                               OTHER INFORMATION
                              -------------------

Item 6.   Exhibits and Reports on Form 8-K

               a.   Exhibits: (27) Financial Data Schedule

               b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended September 30, 1999.

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


                              NEW ENGLAND LIFE PENSION PROPERTIES;
                              A REAL ESTATE LIMITED PARTNERSHIP
                              (Registrant)

November 11, 1999
                              /s/ Alison Husid Cutler
                              -------------------------------
                                Alison Husid Cutler
                                President, Chief Executive Officer
                                and Director of General Partner,
                                Copley Properties Company, Inc.

November 11, 1999
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Principal Financial and Accounting
                                Officer of General Partner,
                                Copley Properties Company, Inc.